Form 10-Q
period 1999-03-31
COGENTRIX DELAWARE HOLDINGS INC
filed 1999-05-17
CIK 1080987

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                        Commission File Number: 33-67171

                        COGENTRIX DELAWARE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             51-0352024
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

1105 North Market Street, Suite 1108, Wilmington, Delaware         19801
        (Address of principal executive offices)                 (Zipcode)

                                 (302) 427-9635
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

On May 17, 1999, there were 1,000 shares of common stock, no par value, issued and outstanding.

                        COGENTRIX DELAWARE HOLDINGS, INC.

                                                                        Page No.

Part I:  Financial Information

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at March 31, 1999 (Unaudited)
            and December 31, 1998                                          3

         Consolidated Statements of Income for the Three Months
            Ended March 31, 1999 and 1998 (Unaudited)                      4

         Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1999 and 1998 (Unaudited)                      5

         Notes to Consolidated Condensed Financial Statements (Unaudited)  6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9

Part II: Other Information

Item 1.  Legal Proceedings                                                14

Item 6.  Exhibits and Reports on Form 8-K                                 16

Signatures                                                                17

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998
                             (dollars in thousands)

                                                                             March 31,         December 31,
                                                                               1999                1998
                                                                           -----------         ------------
                                                                                       (Unaudited)
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $    30,573        $   33,027
  Restricted cash                                                               43,303            33,253
  Accounts receivable                                                           67,447            64,637
  Inventories                                                                   17,893            18,697
  Other current assets                                                           2,972             5,018
                                                                           -----------       -----------
    Total current assets                                                       162,188           154,632

NET INVESTMENT IN LEASES                                                       498,996           498,614

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation: March 31, 1999, $232,693;
  December 31, 1998, $223,481                                                  461,687           470,853

LAND AND IMPROVEMENTS                                                            3,984             3,974

DEFERRED FINANCING, START-UP AND ORGANIZATION
  COSTS, net of accumulated amortization: March 31, 1999, $13,175
  December 31, 1998, $12,371                                                    27,617            28,419

NATURAL GAS RESERVES                                                             1,345             1,557

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                       252,498           251,312

NOTES RECEIVABLE FROM PARENT                                                    72,891            57,348

OTHER ASSETS                                                                    49,689            50,234
                                                                           -----------       -----------
                                                                           $ 1,530,895       $ 1,516,943
                                                                           ===========       ===========

                   LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                        $   103,403       $    86,256
  Accounts payable                                                              22,734            27,766
  Payable to Parent                                                             17,914            15,537
  Income taxes payable to Parent                                                20,553            13,553
  Other accrued liabilities                                                     25,865            15,936
                                                                           -----------       -----------
    Total current liabilities                                                  190,469           159,048

LONG-TERM DEBT                                                                 765,021           791,397

DEFERRED INCOME TAXES                                                           97,431            91,460

MINORITY INTERESTS                                                              64,967            61,167

OTHER LONG-TERM LIABILITIES                                                     14,533            15,879
                                                                           -----------       -----------
                                                                             1,132,421         1,118,951
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock                                                                       1                 1
  Paid in capital                                                              522,918           522,381
  Net unrealized loss on available-for-sale securities                           --                  (15)
  Accumulated deficit                                                         (124,445)         (124,375)
                                                                           -----------       -----------
                                                                               398,474           397,992
                                                                           -----------       -----------
                                                                           $ 1,530,895       $ 1,516,943
                                                                           ===========       ===========


      The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
         For the Three Months Ended March 31, 1999 and 1998 (Unaudited)
          (dollars in thousands, except for earnings per common share)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            ---------------------------
                                                                                 1999          1998
                                                                            -------------  ------------
OPERATING REVENUE:
  Electric                                                                     $ 74,408      $ 73,935
  Steam                                                                           6,712         7,341
  Lease                                                                          11,161         1,314
  Service revenue under sales-type capital leases                                11,870         1,296
  Income from unconsolidated investments in power projects                        5,410           923
  Other                                                                           4,964         3,196
                                                                               --------      --------
                                                                                114,525        88,005
                                                                               --------      --------

OPERATING EXPENSES:
  Fuel                                                                           16,506        19,036
  Operations and maintenance                                                     23,236        21,656
  Cost of services under sales-type capital leases                               13,995         1,398
  General, administrative and development                                           340           464
  Depreciation and amortization                                                  10,348         9,867
                                                                               --------      --------
                                                                                 64,425        52,421
                                                                               --------      --------
OPERATING INCOME                                                                 50,100        35,584

OTHER INCOME (EXPENSE):
  Interest expense                                                              (15,450)      (11,278)
  Investment and other income, net                                                1,654         2,277
  Equity in net income of affiliates, net                                          --             550
                                                                               --------      --------

INCOME BEFORE MINORITY INTERESTS IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                                            36,304        27,133

MINORITY INTERESTS IN INCOME BEFORE
  EXTRAORDINARY LOSS                                                             (3,826)       (1,955)
                                                                               --------      --------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                                             32,478        25,178

PROVISION FOR INCOME TAXES                                                      (12,972)      (10,978)
                                                                               --------      --------

INCOME BEFORE EXTRAORDINARY LOSS                                                 19,506        14,200

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of minority interest and income tax benefit of $473                 --            (743)
                                                                               --------      --------

NET INCOME                                                                     $ 19,506      $ 13,457
                                                                               ========      ========

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                                             $ 19,506      $ 14,200
  Extraordinary loss                                                               --            (743)
                                                                               --------      --------
                                                                               $ 19,506      $ 13,457
                                                                               ========      ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                        1,000         1,000
                                                                               ========      ========

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 1999 and 1998 (Unaudited)
                             (dollars in thousands)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                       -------------------------------
                                                                                          1999               1998
                                                                                       ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $ 19,506           $ 13,457
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           10,348             10,047
    Deferred income taxes                                                                    5,971              6,344
    Extraordinary loss on early extinguishment of debt, non-cash portion                         -              2,145
    Minority interests in income, net of dividends                                           3,767            (18,771)
    Equity in net (loss) income of unconsolidated affiliates, net of dividends              (1,186)                19
    Minimum lease payments received                                                         10,779              1,242
    Amortization of unearned lease income                                                  (11,161)            (1,314)
    Decrease (increase) in accounts receivable                                              (2,810)             1,245
    Decrease in inventories                                                                  1,016                121
    Decrease in accounts payable                                                            (5,032)            (3,782)
    Increase (decrease) in other accrued liabilities                                        16,929             (5,706)
    Increase in payable to parent                                                            2,377              3,200
    Decrease in other                                                                        1,376             12,966
                                                                                          --------           --------
  Net cash flows provided by operating activities                                           51,880             21,213
                                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                                                   (178)              (574)
    Decrease in marketable securities                                                            -             42,118
    Investments in affiliates                                                                    -               (105)
    Acquisition of facilities, net of cash acquired                                              -           (155,324)
    Increase in restricted cash                                                            (10,050)            (8,077)
                                                                                          --------           --------
  Net cash flows used in investing activities                                              (10,228)          (121,962)
                                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                                         (19,576)           (32,944)
    Proceeds from issuance of debt                                                          15,000            100,250
    Repayments of debt                                                                     (24,184)           (64,530)
    Decrease in note payable to parent                                                           -             (6,233)
    Capital contribution from parent                                                           537            105,110
    Increase in note receivable from parent                                                (15,543)           (20,000)
    Increase in deferred financing costs                                                      (340)            (1,050)
                                                                                          --------           --------
  Net cash flows (used in) provided by financing activities                                (44,106)            80,603
                                                                                          --------           --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (2,454)           (20,146)

CASH AND CASH EQUIVALENTS, beginning of period                                              33,027             63,205
                                                                                          --------           --------

CASH AND CASH EQUIVALENTS, end of period                                                  $ 30,573           $ 43,059
                                                                                          ========           ========

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

1.       Nature of Business

         Cogentrix Delaware Holdings, Inc. ("Holdings") is a Delaware holding company whose subsidiary companies are principally engaged in the business of acquiring, developing, owning and operating independent power generating facilities (individually, a "Facility", or collectively, the "Facilities"). Cogentrix Delaware Holdings, Inc. and subsidiary companies are collectively referred to as the "Company".

         Holdings is a wholly-owned subsidiary of Cogentrix Energy, Inc. (the "Parent") and has guaranteed all of the Parent's existing and future senior unsecured debt for borrowed money (the "Guarantee"). This guarantee was given to the lenders under the Parent's corporate credit facility and terminates, unless the term of the credit agreement is extended, when the credit agreement for the corporate credit facility terminates in 2001. As of March 31, 1999, the Parent had $355 million of senior notes outstanding due 2004 and 2008 and had no borrowings outstanding under the corporate credit facility. The Guarantee provides that the terms of the Guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Holdings and the agent bank for the lenders under the credit agreement. The Guarantee is not incorporated in the indenture under which the Parent issued its outstanding senior notes due 2004 and 2008.

2.       Principles of Consolidation and Basis of Presentation

         The accompanying consolidated condensed financial statements include the accounts of Holdings, its subsidiary companies, and a 50% owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner. Investments in other affiliates in which the Company has a 20% to 50% interest and/or the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. All material intercompany transactions and balances among Holdings, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated financial statements.

         The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the most recent Report on Form 10-K for the year ended December 31, 1998, filed by the Parent with the Commission on March 31, 1999.

         In March 1998, Holdings filed a registration statement to register the Guarantee under the Securities Act of 1933. As a result, Holdings is required by Section 15(d) of the Securities Exchange Act of 1934 to file with the Commission periodic reports required to be filed pursuant to Section 13 of the Exchange Act in respect of a security registered pursuant to Section 12 of the Exchange Act. The duty to file such reports shall be automatically suspended as to any fiscal year, other than the current fiscal year, if, at the beginning of such fiscal year, the securities of each class enjoying the benefit of the Guarantee are held of record by less than three hundred persons. There are currently fewer than three hundred holders of record of the outstanding 2004 and 2008 Notes, and Holdings expects that its duty to file periodic reports under the Exchange Act will be automatically suspended as of the beginning of the fiscal year ending December 31, 2000.

3.       Cogentrix of Pennsylvania, Inc.

         In January, 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the Ringgold facility's power purchase agreement. This termination agreement was the result of a request for proposals to buy-back or restructure power sales agreements issued to all major operating independent power producer projects in Penelec's territory in April, 1997. The termination agreement with Penelec provides for a payment to the Company of approximately $22 million which will be sufficient to retire all of Cogentrix of Pennsylvania, Inc.'s ("CPA") outstanding project debt. The buy-back of the power purchase agreement is subject to the issuance of an order by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. Management does not expect this event to have an adverse impact on the Company's consolidated results of operations, cash flows or financial position.

4.       Acquisitions

         Whitewater and Cottage Grove Acquisition

         In March, 1998, the Company acquired from LS Power Corporation (the "LS Acquisition") an approximate 74% ownership interest in two partnerships that own and operate electric generating facilities located in Whitewater, Wisconsin and Cottage Grove, Minnesota. Each of the Cottage Grove and Whitewater facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of both of these facilities commenced in the last half of calendar year 1997. The Cottage Grove facility sells capacity and energy to Northern States Power Company under a 30-year power sales contract terminating in 2027. The Whitewater facility sells capacity and energy to Wisconsin Electric Power Company under a 25-year power sales contract terminating in 2022. Each of the power sales contracts has characteristics similar to a lease in that the agreement gives the purchasing utility the right to use specific property, plant and equipment. As such, each of the power sales contracts is accounted for as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

         The Company accounted for the LS Acquisition using the purchase method of accounting. The accompanying consolidated balance sheets as of March 31, 1999 and December 31, 1998 reflect 100% of the assets and liabilities of the partnerships acquired. The minority owner's share of the partnerships' net assets is included in "minority interests" on the accompanying consolidated balance sheets as of March 31, 1999 and December 31, 1998. The accompanying consolidated statement of income for the three months ended March 31, 1998 includes the results of operations of the acquired facilities since the closing date of the LS Acquisition on March 20, 1998. The accompanying consolidated statement of income for the three months ended March 31, 1999 includes the results of operations of the acquired facilities for three months.

         Batesville Acquisition

         In August, 1998, the Company acquired an approximate 52% interest in an 800-megawatt, gas-fired electric generating facility (the "Batesville facility") under construction in Batesville, Mississippi (the "Batesville Acquisition"). The Company has committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (i) the incurrence of construction costs after all project financing has been expended,
(ii) an event of default under the project subsidiary's financing arrangements or (iii) June 30, 2001. This equity commitment is supported by a $54 million letter of credit provided under the Company's corporate credit facility. The Company expects the Batesville facility, which will be operated by the Company, to commence commercial operation in June, 2000. Electricity generated by the Batesville facility will be sold under long-term power purchase agreements with two investment-grade utilities. The Company accounts for its interest in the Batesville facility using the equity method, as its 52% ownership is deemed to be temporary.

         Bechtel Asset Acquisition

         In October, 1998, the Company acquired from Bechtel Generating Company, Inc. ("BGCI") ownership interests in twelve electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline in the United States (the "Bechtel Acquisition").

         The Bechtel Acquisition was accounted for using the purchase method of accounting, which resulted in the recognition of a net purchase premium of approximately $66.5 million. The purchase premiums or discounts related to the Bechtel Acquisition are being amortized over the remaining lives of the facilities or over the remaining terms of the power purchase agreements. The Company is using the equity method of accounting to account for its ownership interests in eight of these twelve facilities and will use the cost method of accounting for its ownership interests in the other four.

5.       Pending Claims and Litigation

         Effective September, 1996, the Company amended the power sales agreements on its Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities. Under the amended terms of these power sales agreements, the purchasing utility has exercised its right of economic dispatch resulting in significant reductions in fuel requirements at each of these facilities. In response to this reduction in fuel requirements, one of the coal suppliers initiated an arbitration proceeding, and another filed a civil action against certain subsidiaries of the Company. The Company has resolved a subsequent contract dispute with the coal supplier for the Elizabethtown, Lumberton and Kenansville facilities. The dispute was arbitrated in March, 1999 resulting in an award to the coal supplier in the amount of approximately $8.0 million payable in 1999. Approximately $3.0 million of this $8.0 million award relates to the reduction in purchase quantities prior to the arbitration, and approximately $5.0 million relates to the reduction in purchase quantities at these facilities from the date of the arbitration award through the balance of the term of the coal contract, which ends in September, 2001. The future reduction in coal purchase quantities provides a future economic benefit to the Company.

         The Company has resolved the contract dispute with the coal supplier at the Southport facility concerning the reduction in coal requirements. The dispute was arbitrated in October, 1997 in favor of the Company and against the coal supplier. The coal supplier challenged the arbitration award in federal district court, which vacated the award and ordered a new arbitration be conducted. On April 1, 1999, the district court's decision was reversed on appeal, and the award was reinstated in favor of the Company.

         Effective December, 1997, the Company amended the power sales agreement on its Portsmouth facility. Under the amended terms, the purchasing utility has exercised its right of economic dispatch, which has led to significant reductions in that facility's fuel requirements. In response to the reduced fuel requirements, the coal supplier for the Portsmouth facility filed a civil action in federal district court against a project subsidiary of the Company. In March, 1999, a project subsidiary of the Company entered into a comprehensive settlement with the coal supplier, which became final in May, 1999. Under the terms of the settlement, the project subsidiary has agreed to take a stated minimum quantity of coal in each of the five years remaining under the terms of the coal contract. If the project subsidiary fails to make these purchases, the project subsidiary will make a payment to the coal supplier based on the shortfall quantity at an agreed upon price per ton.

         Indirect, wholly-owned subsidiaries of the Company are also parties to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent these subsidiaries in their defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on the Company's consolidated financial position or results of operations or the Company's ability to generate sufficient cash flow to service its outstanding debt.

         In addition, the Company experiences other routine litigation in the normal course of its business. Management is of the opinion that none of this routine litigation should have a material adverse effect on its consolidated financial position or results of operations.

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements.

         The information called for by this item is hereby incorporated herein by reference to pages 3 through 8 of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         In addition to discussing and analyzing our recent historical financial results and condition, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes statements concerning certain trends and other forward-looking information affecting or relating to us which are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein are inherently subject to risks and uncertainties which could cause our actual results to differ materially from the forward-looking statements.

General

         Holdings is a Delaware holding company that, through its direct and indirect subsidiaries, acquires, develops, owns and operates electric generating plants, principally in the United States. We derive most of our revenue from the sale of electricity, but we also produce and sell steam. We sell the electricity we generate, principally under long-term power purchase agreements, to regulated electric utilities. We sell the steam we produce to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the largest independent power producers in the United States based on our total project megawatts in operation.

         We currently own - entirely or in part - a total of 25 electric generating plants in the United States. Our 25 plants are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, which range from 3.3% to approximately 74.0%, our net equity interest in the total production capability of our 25 electric generating plants is approximately 1,690 megawatts. We developed, constructed and currently operate 10 of our plants, which, with one exception, are located in either North Carolina or Virginia.

         When our plant currently under construction in Batesville, Mississippi begins operation, we will have ownership interests in a total of 26 domestic electric generating plants that are designed with a total production capability of 4,800 megawatts. Our net equity interest in the total production capability of those 26 facilities will be approximately 2,110 megawatts.

         Unless the context requires otherwise, references in this report to "we", "us", "our", or "Cogentrix", refer to Cogentrix Delaware Holdings, Inc. and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix" refers only to Cogentrix Energy, Inc., the Parent of Holdings, which is a development and management company that conducts its business primarily through subsidiaries, all of which are also subsidiaries of Holdings. Holdings' subsidiaries that are engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as "project subsidiaries".

Results of Operations - Three Months Ended March 31, 1999 and 1998

                                                               Three Months Ended March 31,
                                                       --------------------------------------------
                                                               1999                     1998
                                                       --------------------    --------------------
         Total operating revenues                      $ 114,525     100.0%    $  88,005     100.0%
         Operating costs                                  53,737      46.9        42,090      47.8
         General, administrative and development             340       0.3           464       0.5
         Depreciation and amortization                    10,348       9.0         9,867      11.2
                                                       ---------     -----     ---------     -----

         Operating income                              $  50,100      43.8%    $  35,584      40.5%
                                                       =========     =====     =========     =====

         Total operating revenues increased 30.1% to $114.5 million for the first quarter of 1999 as compared to the first quarter of 1998. This increase was primarily attributable to the $23.0 million aggregate amount of lease revenue and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater facilities in which we acquired our interests on March 20, 1998. The increase in revenues also relates to a $2.2 million increase during the quarter, as compared to the previous year fiscal quarter, in equity earnings from interests in each of the twelve power projects acquired in the Bechtel Acquisition in October, 1998. The increase in equity in earnings was partially offset by a decrease in earnings from the Birchwood facility. In addition, the increase in operating revenues was related to an increase in sales of excess gas supply to third parties at the Cottage Grove and Whitewater facilities. To a lesser extent, operating revenues were impacted by an increase in electric revenue from the Richmond facility related to an increase in megawatt hours sold to the purchasing utility. These increases in electric revenue were partially offset by a decrease in revenue at the Southport facility related to a decrease in capacity payments received in the first quarter of 1999 as compared to the first quarter of 1998.

         Our operating costs increased 27.7% to $53.7 million for the first quarter of 1999 as compared to the first quarter of 1998. This increase resulted primarily from the significant increase in cost of services at the Cottage Grove and Whitewater facilities, interests in which we acquired on March 20, 1998. Operating costs include a full three months of activity for the Cottage Grove and Whitewater facilities in the quarter ended March 31, 1999, as compared to less than one month in the quarter ended March 31, 1998. The increase in operating costs is also related to increased operating expenses at the Elizabethtown, Lumberton, Kenansville, Southport and Roxboro facilities. The increase at the Elizabethtown, Lumberton and Kenansville facilities primarily relates to expenses incurred related to the settlement of litigation in March, 1999. See "Part II - Item 1. Legal Proceedings" for a further explanation. The increase in operating expenses at the Southport and Roxboro facilities was due to routine maintenance costs incurred in the first quarter of 1999. The increases in operating expenses were partially offset by a significant reduction in the fuel expense at the Hopewell facility associated with the restructuring of its power sales agreement and a decrease in maintenance costs incurred at the Richmond facility related to routine maintenance performed during the first quarter of 1998. To a lesser extent, the increase in operating expenses was offset by a decrease in costs incurred by ReUse Technology, Inc., a wholly-owned subsidiary of the Company, engaged in coal ash disposal.

         General, administrative and development expenses remained fairly consistent for the first quarter of 1999 as compared to first quarter 1998. The slight decrease primarily resulted from general decreases in payroll and employee benefits.

         Interest expense increased 37.0% to $15.5 million for the first quarter of 1999 as compared to the first quarter of 1998. Our average long-term debt increased to $873 million, with a weighted average interest rate of 7.08% for the first quarter of 1999, as compared to average long-term debt of $752 million, with a weighted average interest rate of 6.0% for the first quarter of 1998. The increases in interest expense and weighted average debt outstanding were related to the inclusion of the project finance debt of the Cottage Grove and Whitewater facilities acquired in March, 1998. The increase in interest expense discussed above was partially offset by a decrease in interest expense at several of our project subsidiaries due to the scheduled repayment of outstanding project finance debt.

         The decrease in equity in net income of affiliates related to the decrease in earnings recognized from our interest in partnerships operating greenhouses in the states of New York and Texas. We entered into an agreement in December, 1998 to sell our interests in these partnerships.

         The increase in minority interest in income for the first quarter of 1999 as compared to the first quarter of 1998 related primarily to an increase in earnings at the Hopewell facility due to a reduction in fuel expense incurred as a result of a restructuring of the power sales agreement in February, 1998. In addition, the increase related to an increase in earnings associated with the Cottage Grove and Whitewater facilities, interests in which we acquired on March 20, 1998. The results of operation for the period ended March 31, 1999 include a full three months of earnings for the Cottage Grove and Whitewater facilities, as compared to less than one month for the three month period ended March 31, 1998.

         The extraordinary loss on early extinguishment of debt for the first quarter of 1998 related to the refinancing of the Hopewell facility's project debt in January, 1998. The loss consisted of a write-off of the deferred financing costs on the Hopewell facility's original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

Liquidity and Capital Resources

         The principal components of operating cash flow for the first quarter of 1999 were net income of $19.5 million, increases due to adjustments for depreciation and amortization of $10.3 million, deferred income taxes of $6.0 million, minority interest in income, net of dividends, of $3.8 million, and a net $13.9 million adjustment to cash reflecting changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received, of $0.4 and $1.2 million equity in net (loss) income of unconsolidated affiliates, net of dividends. Cash flow provided by operating activities of $51.9 million, proceeds from borrowings of $15.0 million and cash on hand at the beginning of the period of $2.4 million were primarily used to purchase property plant and equipment of $0.2 million, repay project finance borrowings of $24.2 million, pay deferred financing costs of $0.4 million, pay a common stock dividend of $19.5 million, fund $10.0 million of escrow and lend $15.5 million to an affiliate.

         Historically, we have financed each facility primarily under financing arrangements and related documents that generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing". The project financing debt of our subsidiaries and joint ventures (aggregating $832.3 million as of March 31, 1999) is non-recourse to us and our other project subsidiaries, except in connection with certain transactions where we have agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits that the projects may experience as a result of incurring certain costs, subject to an aggregate cap of $51.9 million.

         In addition, Cogentrix, Inc., which is an indirect subsidiary of Holdings, has guaranteed two project subsidiaries' obligations to the purchasing utility under five power sales agreements. Three of these power sales agreements provide that in the event of early termination that is not for cause, the project subsidiary must pay the utility a termination charge equal to the excess paid for capacity and energy over what would have been paid to the utility under the utility's published five-year capacity credit and variable energy rates plus interest. The remaining two power sales agreements provide that in the event of early termination, the project subsidiary must pay the utility the cost of replacing the electricity from a third party for the remainder of the agreement's term. Because these project subsidiaries' obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of potential exposure under these guarantees cannot be quantified. If we or our subsidiary were required to satisfy all of these guarantees and other obligations or even one or more of the significant ones, it could impair Holding's ability to pay dividends and management fees to the Parent.

         Any projects we develop in the future, and those independent power projects we may seek to acquire, are likely to require substantial capital investment. Our ability to arrange financing on a substantially non-recourse basis and acquisition financing and the cost of such capital are dependent on numerous factors. In order to access capital on a substantially non-recourse basis in the future, we may have to make larger equity investments in, or provide more financial support for, the project entity.

         As of March 31, 1999, we had long-term debt (including the current portion thereof) of approximately $868 million, substantially all of such indebtedness is project financing debt. Future annual maturities of long-term debt range from $54.7 million to $86.3 million in the five-year period ending December 31, 2003. We believe that our project subsidiaries and the project entities in which we have an investment will generate sufficient cash flow to pay all required debt service on the project financing debt.

         The ability of our project subsidiaries and the project entities in which we have an investment to pay dividends and management fees periodically to us is subject to certain limitations in our respective project credit documents. Such limitations generally require that: (i) project debt service payments be current, (ii) project debt service coverage ratios be met, (iii) all project debt service and other reserve accounts be funded at required levels and (iv) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary, and project entities in which we have an investment.

         As a result of a March, 1999 arbitration award related to a contract dispute with a coal supplier, we are obligated to pay the coal supplier approximately $8 million in 1999. Approximately $3 million of this award relates to the reduction in purchase quantities for prior periods and approximately $5 million relates to the reduction in purchase quantities from the date of the award through the balance of the term of the coal contract, which ends in September, 2001. The future reduction in purchase quantities provides a future economic benefit to our project subsidiary. The amount of damages awarded will not materially reduce the projected amount of cash flow to Cogentrix Delaware Holdings for the current fiscal year and should not, therefore, have a material adverse impact on Holding's ability to pay dividends or management fees to the Parent.

Impact of Energy Price Changes, Interest Rates and Inflation

         Energy prices are influenced by changes in supply and demand, as well as general economic conditions, and therefore tend to fluctuate significantly. Through various hedging mechanisms, we have attempted to mitigate the impact of changes on the results of operations of most of our projects. The basic hedging mechanism against increased fuel and transportation costs is to provide contractually for matching increases in the energy payments our project subsidiaries receive from the utility purchasing the electricity generated by the facility.

         Under the power sales agreements for certain of our facilities, energy payments are indexed, subject to certain caps, to reflect the purchasing utility's solid fuel cost of producing electricity or provide periodic, scheduled increases in energy prices that are designed to match periodic, scheduled increases in fuel and transportation costs that are included in the fuel supply and transportation contracts for the facilities.

         Changes in interest rates could have a significant impact on us. Interest rate changes affect the cost of capital needed to construct projects as well as interest expense of existing project financing debt. As with fuel price escalation risk, we attempt to hedge against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps on a portion of its indebtedness.

         Although hedged to a significant extent, our financial results will likely be affected to some degree by fluctuations in energy prices, interest rates and inflation. The effectiveness of the hedging techniques implemented by us is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts. We have sought to reduce the risk by entering into contracts with creditworthy organizations.

Interest Rate Sensitivity

         We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of March 31, 1999, there have been no significant changes in the portfolio of instruments as disclosed in the report on Form 10-K for the year ended December 31, 1998, filed by our Parent with the Commission on March 31, 1999.

Year 2000 Compliance

         We continue to assess our readiness with the Year 2000 issue, and expect that all of our business critical systems such as corporate, embedded technology systems, business partners and vendor systems will be Year 2000 compliant by June 30, 1999. Non-compliance with the embedded technology systems, or business partner and vendor systems could result in temporary shutdown of the facilities and equipment damage. The investigation, analysis, remediation and contingency planning for the embedded technology at the power generation facilities was completed before January 1, 1999. The investigation and analysis identified no significant Year 2000 issues. The power generation facilities as currently configured require no action to be Year 2000 operational, but certain remediation is underway and scheduled for completion by October 21, 1999, which will address certain non-operational Year 2000 functions. We will continue to communicate with critical suppliers, vendors, joint venture partners and major customers to assess their compliance efforts and our exposure to their efforts. We have not incurred any significant additional expenses related to the Year 2000 issue in the quarter ended March 31, 1999. At this time, we do not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. We have developed contingency plans for all of the critical systems. These plans were developed to address our most likely worse case scenario, the inability of the plants to produce and distribute power. These plans have been tested, and appear to be adequate. Despite our current expectations, there can be no assurances that there will not be interruptions or other limitations of financial and operating system functionality or that we will not ultimately incur significant, unplanned costs to avoid such interruptions or limitations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Disputes with Coal Suppliers

         Under the terms of the amended power sales agreements for our Elizabethtown, Lumberton, Kenansville, Roxboro and Southport facilities, the purchasing utility has exercised its right to suspend or reduce purchases of energy resulting in significantly reduced fuel requirements at each of these facilities. Coal is supplied to the Elizabethtown, Lumberton and Kenansville facilities by James River Coal Sales, Inc. and one of its affiliates. Coal was supplied to the Southport facility until November, 1997 when the contract term expired by Coastal Coal Sales, Inc. The coal sales agreements for the Elizabethtown, Lumberton and Kenansville facilities provide for the sale and purchase of the coal requirements of those facilities through September, 2001.

         Under the amended power sales agreement for our Portsmouth facility, Virginia Power has from time to time since December, 1997 exercised its right to suspend or reduce purchases of energy resulting in significantly reduced fuel requirements at the facility. Coal is supplied to the Portsmouth facility by Arch Coal Sales Company, Inc. The coal sales agreement provides for the sale and purchase of the coal requirements of the Portsmouth facility through April, 2003.

         As a result of the purchasing utility exercising its right to suspend or reduce purchases of energy from these facilities and the consequent reduction in fuel requirements, our project subsidiaries operating these facilities are purchasing significantly less coal. In response, the coal suppliers sought to recover damages and, in some cases, sought injunction relief. A summary of the resolution of each of these disputes is set forth below.

         We recently resolved the contract dispute with James River Coal concerning reduction in coal requirements at the Elizabethtown, Lumberton and Kenansville facilities, which has been pending since November, 1996. The issue was arbitrated in March, 1999 with the coal supplier's claims in excess of $24 million reduced to an award in favor of the coal supplier of approximately $8 million. The arbitration award was satisfied by the project subsidiary and the pending lawsuit by James River Coal Sales, Inc. against the project subsidiary in the United States District Court was dismissed with prejudice on May 6, 1999. Approximately $3 million of this $8 million award relates to the reduction in purchase quantities prior to the arbitration and approximately $5 million relates to the reduction in purchase quantities from the arbitration award date through the balance of the term of the coal contract, which ends in September, 2001. The future reduction in coal purchase quantities provides a future economic benefit to this project subsidiary.

         We also recently resolved the contract dispute with Coastal Coal Sales, Inc. concerning reduction in coal requirements at the Southport facility that has been pending since October, 1996. The dispute was arbitrated in October, 1997 and the decision was in favor of our project subsidiary and against the coal supplier. The successor company to Coastal Coal Sales, Inc. challenged the arbitration award in the United States District Court. In April, 1998 the District Court issued an order vacating the arbitration award and directing a new arbitration be conducted. We appealed the District Court's order to the United States Court of Appeals for the Fourth Circuit, which by order dated April 1, 1999, Court of Appeals reversed the District Court and remanded the matter with direction to reinstate the arbitration award in favor of our project facility. A subsequent request by the coal supplier for reconsideration by the Court of Appeals has been denied.

         We also recently resolved the contract dispute with Arch Coal Sales Company, Inc. concerning reduction in coal requirements at the Portsmouth facility that has been pending since February, 1998. In March, 1999 we entered into a comprehensive settlement with this coal supplier which became final in May, 1999. Under the settlement agreement, our project subsidiary has agreed to take a stated minimum quantity of coal in each of the five years remaining under the term of the coal contract and, failing such purchases, to make a payment based upon the shortfall quantity at an agreed upon price. Given the projected coal requirements for electric and steam production over that five year period, we believe any required shortfall payments should not have a material adverse effect on the projected aggregate amount of cash flow to Cogentrix Delaware Holdings, Inc. from its project subsidiaries and unconsolidated affiliates.

         The amount paid to satisfy the arbitration award in favor of James River Coal Sales, Inc. together with the amounts we expect to pay under the settlement with Arch Coal Sales, Inc. will not materially reduce the projected amount of cash flow to the Parent for the current fiscal year. The payment of these amounts should not, therefore, have a material adverse effect on our ability to service our outstanding debt.

         Other Litigation

         In addition to the litigation described above, we experience other litigation in the normal course of business. Several of our indirect, wholly-owned subsidiaries are parties to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. We cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent these subsidiaries in its defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position, results of operations or ability to generate sufficient cash flow to service its outstanding debt.

         In addition, we experience other routine litigation in the normal course of its business. Our management is of the opinion that none of this routine litigation should have a material adverse effect on our financial position or results of operation.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.                 Description of Exhibit
              -----------                 ----------------------

                 3.1 Certificate of Incorporation of Cogentrix Delaware Holdings, Inc. (3.3) (1)
                 3.2      Bylaws of Cogentrix Delaware Holdings, Inc. (3.4) (1)
                 4.1 Indenture, dated as of March 15, 1994 between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note (4.1) (2)
                 4.2 Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note
                          (4.2) (3)
                 4.3 First Supplemental Indenture, dated as of October 20, 1998 between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.3) (3)
                 4.4 Registration Agreement, dated as of October 20, 1998, by and among Cogentrix Energy, Inc., Salomon Smith Barney Inc., Goldman, Sachs & Co. and CIBC Oppenheimer Corp. (4.4) (3)
                 4.5 Registration Agreement, dated as of November 25, 1998, between Cogentrix Energy, Inc. and Salomon Smith Barney, Inc. (4.5) (4)
                 4.6 Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998 between Cogentrix Energy, Inc. and First Union National Bank, as
                          Trustee (4.6) (4)
                 4.7 Amended and Restated Guarantee, dated as of October 29, 1998, made by Cogentrix Delaware Holdings, Inc., the Guarantor in favor of the Borrower
                          Creditors (10.130) (3)
                 10.1 Operations and Maintenance Agreement by and between LSP-Whitewater Limited Partnership as Owner and LSP-Whitewater I, Inc. as Operator dated as of April 15, 1999. (10.1)(*)(5)
                 10.2 Operations and Maintenance Agreement by and between LSP-Cottage Grove, L.P. as Owner and LSP-Cottage Grove, Inc. as Operator dated as of April 15, 1999. (10.2)(*)(5)
                 27 Financial Data Schedule, which is submitted electronically to the U.S. Securities and Exchange Commission for information only, and is not filed

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter covered by this report.

         (*) Certain portions of this exhibit have been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

         (1) Incorporated by reference to Amendment No. 3 of the Registration Statement on Form S-4, (File No. 33-67171) filed with the Securities and Exchange Commission by Cogentrix Energy, Inc. on March 15, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (2) Incorporated by reference to the Form 10-K (File No. 33-74254) filed by Cogentrix Energy, Inc. on September 28, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (3) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-67171) filed November 12, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (4) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 33-67171) filed by Cogentrix Energy, Inc. on January 27, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (5) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed by LS Power Funding Corporation, LSP-Whitewater Limited Partnership and LSP-Cottage Grove, L.P. on May 17, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COGENTRIX DELAWARE HOLDINGS, INC.
                                       (Registrant)


May 17, 1999                           /s/ Thomas F. Schwartz
                                       -----------------------------------------
                                       Thomas F. Schwartz
                                       President
                                       (Principal Financial and Accounting
                                       Officer)