Form 10-Q
period 1999-06-30
COGENTRIX DELAWARE HOLDINGS INC
filed 1999-08-16
CIK 1080987

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                        Commission File Number: 33-67171

                        COGENTRIX DELAWARE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                  51-0352024
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)


1105 NORTH MARKET STREET, SUITE 1108, WILMINGTON, DELAWARE                           19801
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


On August 16, 1999, there were 1,000 shares of common stock, no par value, issued and outstanding.

                        COGENTRIX DELAWARE HOLDINGS, INC.

                                                                                                              PAGE NO.
                                                                                                              --------

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at June 30, 1999 (Unaudited)
            and December 31, 1998                                                                                 3

         Consolidated Statements of Income for the Three-Months and Six-Months
            Ended June 30, 1999 and 1998 (Unaudited)                                                              4

         Consolidated Statements of Cash Flows for the Six-Months
            Ended June 30, 1999 and 1998 (Unaudited)                                                              5

         Notes to Consolidated Condensed Financial Statements (Unaudited)                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                             9

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       14

Item 6.  Exhibits and Reports on Form 8-K                                                                        15

Signatures                                                                                                       17

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                             (dollars in thousands)

                                                                              JUNE 30,         DECEMBER 31,
                                                                                1999               1998
                                                                            -----------        -----------
                                                                                      (Unaudited)

                            ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                                 $    39,160        $    33,027
  Restricted cash                                                                34,328             33,253
  Accounts receivable                                                            69,132             64,637
  Inventories                                                                    17,795             18,697
  Other current assets                                                            4,546              5,018
                                                                            -----------        -----------
    Total current assets                                                        164,961            154,632

NET INVESTMENT IN LEASES                                                        499,387            498,614

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation:  June 30, 1999, $241,838; December 31, 1998, $223,481           452,505            470,853

LAND AND IMPROVEMENTS                                                             3,984              3,974

DEFERRED FINANCING COSTS,
  net of accumulated amortization:  June 30, 1999, $15,126
  December 31, 1998, $12,371                                                     26,813             28,419

NATURAL GAS RESERVES                                                              1,138              1,557

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                        288,364            251,312

NOTES RECEIVABLE FROM PARENT                                                    112,370             57,348

OTHER ASSETS                                                                     50,107             50,234
                                                                            -----------        -----------
                                                                            $ 1,599,629        $ 1,516,943
                                                                            ===========        ===========
             LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                         $    88,262        $    86,256
  Accounts payable                                                               23,655             27,766
  Payable to Parent                                                              24,523             15,537
  Income taxes payable to Parent                                                 20,756             13,553
  Other accrued liabilities                                                      10,278             15,936
                                                                            -----------        -----------
    Total current liabilities                                                   167,474            159,048

LONG-TERM DEBT                                                                  800,074            791,397

DEFERRED INCOME TAXES                                                           103,403             91,460

MINORITY INTERESTS                                                               64,326             61,167

OTHER LONG-TERM LIABILITIES                                                      14,539             15,879
                                                                            -----------        -----------
                                                                              1,149,816          1,118,951
                                                                            -----------        -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock                                                                        1                  1
  Paid in capital                                                               572,230            522,381
  Net unrealized loss on available-for-sale securities                               --                (15)
  Accumulated deficit                                                          (122,418)          (124,375)
                                                                            -----------        -----------
                                                                                449,813            397,992
                                                                            -----------        -----------
                                                                            $ 1,599,629        $ 1,516,943
                                                                            ===========        ===========



  The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE SIX-MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
          (dollars in thousands, except for earnings per common share)

                                                                     THREE-MONTHS ENDED                 SIX-MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                                 --------------------------        --------------------------
                                                                   1999             1998             1999             1998
                                                                 ---------        ---------        ---------        ---------

OPERATING REVENUE:
  Electric                                                       $  70,958        $  72,433        $ 145,366        $ 146,368
  Steam                                                              6,199            6,364           12,911           13,705
  Lease                                                             11,170           11,119           22,331           12,433
  Service revenue under sales-type capital leases                   11,024           11,956           22,894           13,252
  Income from unconsolidated investments in power projects           5,322              874           10,732            1,797
  Other                                                              6,128            5,705           11,092            8,901
                                                                 ---------        ---------        ---------        ---------
                                                                   110,801          108,451          225,326          196,456
                                                                 ---------        ---------        ---------        ---------

OPERATING EXPENSES:
  Fuel                                                              18,957           18,978           35,463           38,014
  Operations and maintenance                                        24,106           22,596           47,342           44,252
  Cost of services under sales-type capital leases                  12,832           14,273           26,827           15,671
  General, administrative and development                               34              309              374              773
  Depreciation and amortization                                     10,339           10,073           20,687           19,940
                                                                 ---------        ---------        ---------        ---------
                                                                    66,268           66,229          130,693          118,650
                                                                 ---------        ---------        ---------        ---------

OPERATING INCOME                                                    44,533           42,222           94,633           77,806

OTHER INCOME (EXPENSE):
  Interest expense                                                 (15,225)         (17,340)         (30,675)         (28,618)
  Investment and other income, net                                   1,320            1,650            2,974            3,927
  Equity in net loss of affiliates, net                                 --           (2,090)              --           (1,540)
                                                                 ---------        ---------        ---------        ---------

INCOME BEFORE MINORITY INTERESTS IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                               30,628           24,442           66,932           51,575

MINORITY INTERESTS IN INCOME BEFORE
  EXTRAORDINARY LOSS                                                (2,656)          (3,658)          (6,482)          (5,613)
                                                                 ---------        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                                27,972           20,784           60,450           45,962

PROVISION FOR INCOME TAXES                                         (11,172)          (7,389)         (24,144)         (18,367)
                                                                 ---------        ---------        ---------        ---------

INCOME BEFORE EXTRAORDINARY LOSS                                    16,800           13,395           36,306           27,595

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of minority interest and income tax benefit              --               --               --             (743)
                                                                 ---------        ---------        ---------        ---------
NET INCOME                                                       $  16,800        $  13,395        $  36,306        $  26,852
                                                                 =========        =========        =========        =========

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                               $  16,800        $  13,395        $  36,306        $  27,595
  Extraordinary loss                                                    --               --               --             (743)
                                                                 ---------        ---------        ---------        ---------
                                                                 $  16,800        $  13,395        $  36,306        $  26,852
                                                                 =========        =========        =========        =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           1,000            1,000            1,000            1,000
                                                                 =========        =========        =========        =========

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX-MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                             (dollars in thousands)

                                                                                      SIX-MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 -------------------------
                                                                                   1999            1998
                                                                                 --------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $ 36,306        $  26,852
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                   20,687           19,959
   Deferred income taxes                                                           11,943           11,981
   Extraordinary loss on early extinguishment of debt                                  --            2,145
   Minority interests in income, net of dividends                                   3,028          (18,909)
   Equity in net (loss) income of unconsolidated affiliates, net of dividends       2,800            3,170
   Minimum lease payments received                                                 21,558           11,742
   Amortization of unearned lease income                                          (22,331)         (12,433)
   Increase in accounts receivable                                                 (4,495)          (3,933)
   Increase (decrease) in inventories                                               1,321             (787)
   Decrease in accounts payable                                                    (4,111)            (650)
   Increase in other accrued liabilities                                           10,531              626
   (Increase) decrease in other                                                    (1,353)           2,032
                                                                                 --------        ---------
  Net cash flows provided by operating activities                                  75,884           41,795

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment additions                                           (346)            (820)
   Decrease in marketable securities                                                   --           42,118
   Investments in affiliates                                                      (39,852)              --
   Acquisition of facilities, net of cash acquired                                     --         (155,324)
   Decrease (increase) in restricted cash                                          (1,075)             640
                                                                                 --------        ---------
  Net cash flows used in investing activities                                     (41,273)        (113,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                 (34,349)         (50,932)
   Proceeds from issuance of debt                                                  54,280          100,400
   Repayments of debt                                                             (43,223)         (82,641)
   Increase in note receivable to parent                                          (55,022)          (6,233)
   Increase in note receivable                                                         --          (20,000)
   Capital contribution from parent                                                49,849           92,428
   Increase in deferred financing costs                                               (13)            (944)
                                                                                 --------        ---------
  Net cash flows (used in) provided by financing activities                       (28,478)          32,078

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                6,133          (39,513)

CASH AND CASH EQUIVALENTS, beginning of period                                     33,027           63,205
                                                                                 --------        ---------

CASH AND CASH EQUIVALENTS, end of period                                         $ 39,160        $  23,692
                                                                                 ========        =========


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

         Holdings is a wholly-owned subsidiary of Cogentrix Energy, Inc. (the "Parent") and has guaranteed all of the Parent's existing and future senior unsecured debt for borrowed money (the "Guarantee"). This guarantee was given to the lenders under the Parent's corporate credit facility and terminates, unless the term of the credit agreement is extended, when the credit agreement for the corporate credit facility terminates in 2001. As of June 30, 1999, the Parent had $355 million of senior notes outstanding due 2004 and 2008 and had no borrowings outstanding under the corporate credit facility. The Guarantee provides that the terms of the Guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Holdings and the agent bank for the lenders under the credit agreement. The Guarantee is not incorporated in the indenture under which the Parent issued its outstanding senior notes due 2004 and 2008.

2.       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements include the accounts of Holdings and its subsidiary companies. Wholly-owned and majority-owned subsidiaries, including a 50%-owned joint venture in which Holdings has effective control through majority representation on the board of directors of the managing general partner, are consolidated. Less-than-majority-owned subsidiaries, and subsidiaries for which control is deemed to be temporary are accounted for using the equity method. Investments in unconsolidated affiliates in which Holdings has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Holdings, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated condensed financial statements.

         Information presented as of June 30, 1999 and for the three-months and six-months ended June 30, 1999 and 1998 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of Holdings as of June 30, 1999, and the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-months ended June 30, 1999 and 1998. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

         The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Parent's most recent report on Form 10-K for the year ended December 31, 1998, filed by the Parent with the Commission on March 31, 1999.

         In March, 1999, Holdings filed a registration statement to register the Guarantee under the Securities Act of 1933. As a result, Holdings is required by
Section 15(d) of the Securities Exchange Act of 1934 to file with the Commission periodic reports required to be filed pursuant to Section 13 of the Exchange Act in respect of a security registered pursuant to Section 12 of the Exchange Act. The duty to file such reports shall be automatically suspended as to any fiscal year, other than the current fiscal year, if, at the beginning of such fiscal year, the securities of each class enjoying the benefit of the Guarantee are held of record by less than three hundred persons. There are currently fewer than three hundred holders of record of the outstanding 2004 and 2008 Notes, and Holdings expects that its duty to file periodic reports under the Exchange Act will be automatically suspended as of the beginning of the fiscal year ending December 31, 2000.

         Certain reclassifications have been made to the prior year's financial statements to conform with the classification used in the financial statements as of June 30, 1999, and for the three-months and six-months ended June 30, 1999.

2.       COGENTRIX OF PENNSYLVANIA, INC.

         In January, 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the Ringgold facility's power purchase agreement. This termination agreement was the result of a request for proposals to buy back or restructure power sales agreements issued to all major operating independent power producer projects in Penelec's territory in April, 1997. The termination agreement with Penelec provides for a payment to the Company of approximately $22.0 million which will be sufficient to retire all of Cogentrix of Pennsylvania, Inc.'s ("CPA") outstanding project debt. The buy back of the power purchase agreement is subject to the issuance of an order by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. Management does not expect this event to have an adverse impact on the Company's consolidated results of operations, cash flows or financial position.

3.       ACQUISITIONS

         Whitewater and Cottage Grove Acquisition

         In March, 1998, the Company acquired from LS Power Corporation (the "LS Acquisition") an approximate 74% ownership interest in two partnerships which own and operate electric generating facilities located in Whitewater, Wisconsin and Cottage Grove, Minnesota. Each of the Cottage Grove and Whitewater facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of both of these facilities commenced in the last half of calendar 1997. The Cottage Grove facility sells capacity and energy to Northern States Power Company under a 30-year power sales contract terminating in 2027. The Whitewater facility sells capacity and energy to Wisconsin Electric Power Company under a 25-year power sales contract terminating in 2022. Each of the power sales contracts has characteristics similar to a lease in that the agreement gives the purchasing utility the right to use specific property, plant and equipment. As such, each of the power sales contracts is accounted for as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

         The Company accounted for the LS Acquisition using the purchase method of accounting. The accompanying consolidated condensed balance sheets as of June 30, 1999 and December 31, 1998 reflect 100% of the assets and liabilities of the partnerships acquired. The minority owner's share of the partnerships' net assets is included in "minority interests" on the accompanying consolidated condensed balance sheets as of June 30, 1999 and December 31, 1998. The accompanying consolidated statements of income for the three-months and six-months ended June 30, 1998 includes the results of operations of the acquired facilities since the closing date of the LS Acquisition on March 20, 1998. The accompanying consolidated statements of income for the three-months and six-months ended June 30, 1999 includes the results of operations of the acquired facilities for six months.

         Batesville Acquisition

         In August, 1998, the Company acquired an approximate 53% interest in an 800-megawatt, gas-fired electric generating facility (the "Batesville facility") under construction in Batesville, Mississippi (the "Batesville Acquisition"). The Company has committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (i) the incurrence of construction costs after all project financing has been expended,
(ii) an event of default under the project subsidiary's financing arrangements or (iii) June 30, 2001. This equity commitment is supported by a $54 million letter of credit provided under the Company's corporate credit facility. The Company expects the Batesville facility, which will be operated by the Company, to commence commercial operation in June,

2000. Electricity generated by the Batesville facility will be sold under long-term power purchase agreements with two investment-grade utilities. The Company accounts for its interest in the Batesville facility using the equity method, as its 53% ownership is deemed to be temporary.

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

         On June 4, 1999, the Company entered into an agreement to purchase an additional 40% interest in one of these twelve electric generating facilities. The agreement calls for the purchase to be made during 1999 in three phases, the first of which, the purchase of a 19.9% interest, occurred on June 4, 1999. The first phase of the acquisition was accounted for as a purchase, and resulted in a premium of approximately $19.6 million that will be amortized over the remaining life of the facility. The two remaining phases will be completed during September and October, 1999. The Company will account for the acquisition of these additional interests as a purchase, and will use the equity method of accounting to account for its entire ownership in the facility.

4.       PENDING CLAIMS AND LITIGATION

         Three of our indirect, wholly-owned subsidiaries are parties to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. We cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsels retained to represent these subsidiaries in defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations, or Holding's ability to generate sufficient cash flow to service its outstanding debt.

         In addition, we experience other routine litigation in the normal course of our business. Our management is of the opinion that none of this routine litigation should have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

         We currently own - entirely or in part - a total of 25 electric generating plants in the United States. Our 25 plants are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, which range from 3.3% to approximately 74.0%, our net equity interest in the total production capability of our 25 electric generating plants is approximately 1,766 megawatts. We currently operate 12 of our plants, 10 of which we developed and constructed.

         When our plant under construction in Batesville, Mississippi begins operation, we will have ownership interests in a total of 26 domestic electric generating plants that are designed with a total production capability of 4,800 megawatts. Our net equity interest in the total production capability of those 26 facilities will be approximately 2,186 megawatts.

         Unless the context requires otherwise, references in this report to "we", "us" or "our", refer to Cogentrix Delaware Holdings and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix" refers only to Cogentrix Energy, Inc., the Parent of Holdings, which is a development and management company that conducts its business primarily through subsidiaries, all of which are also subsidiaries of Holdings. Holdings subsidiaries that are engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as "project subsidiaries".

RESULTS OF OPERATIONS - THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 1999 AND 1998

                                         THREE-MONTHS ENDED JUNE 30,                       SIX-MONTHS ENDED JUNE 30,
                                  -----------------------------------------       -----------------------------------------
                                        1999                    1998                    1999                    1998
                                  -----------------       -----------------       -----------------       -----------------

Total operating revenues          $110,801    100.0%      $108,451    100.0%      $225,326    100.0%      $196,456    100.0%
Operating costs                     55,895     50.4         55,847     51.5        109,632     48.7         97,937     49.9
General, administrative
       and development                  34       --            309       .3            374       .2            773       .4
Depreciation and amortization       10,339      9.3         10,073      9.3         20,687      9.2         19,940     10.1
                                  --------    -----       --------    -----       --------    -----       --------    -----

Operating income                  $ 44,533     40.2%      $ 42,222     38.9%      $ 94,633     41.9%      $ 77,806     39.6%
                                  ========    =====       ========    =====       ========    =====       ========    =====

         Total operating revenues increased 2.2% to $110.8 million for the second quarter of 1999 as compared to the second quarter of 1998. The increase in revenues relates to a $4.5 million increase during the quarter, as compared to the previous year fiscal quarter, in equity earnings from interests in each of the power projects acquired in the Bechtel Acquisition in October, 1998. To a lesser extent, operating revenues were impacted by an increase in electric revenue from the Richmond and Rocky Mount facilities related to an increase in megawatt hours sold to the purchasing utility. These increases in operating revenue were partially offset by decreases in electric revenue at the other facilities resulting from reduced megawatt hours sold to the purchasing facilities.

         Our operating revenues for the six-month period ended June 30, 1999, which increased 14.7% to $225.3 million as compared to $196.4 million for the six-month period ended June 30, 1998, were largely influenced by the same factors discussed above: the Bechtel Acquisition, the increase in electric revenue at the Richmond and Rocky Mount facilities, and the decrease in megawatt hours sold to the purchasing utilities at the other facilities. The increase in operating revenues for the six-month period ended June 30, 1999 was also attributable to the lease and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater facilities in which we acquired our interests on March 20, 1998. Lease and service revenues include a full six-months of activity for the Cottage Grove and Whitewater facilities in the six-month period ended June 30, 1999 as compared to less than four months in the six-month period ended June 30, 1998.

         Our operating costs remained fairly consistent for the second quarter of 1999 as compared to the same quarter of 1998. The decrease in megawatt hours sold to the purchasing utilities at the Lumberton, Kenansville, Southport and Roxboro facilities resulted in a decrease in fuel expense, a component of operating costs. This decrease was offset by routine maintenance expenses incurred at the Hopewell facility in the three-months ended June 30, 1999 and an increase in megawatt hours sold to the purchasing utility at the Richmond and Rocky Mount facilities. Decreases to operating costs were also offset by expenses incurred at the Elizabethtown, Lumberton, Kenansville and Portsmouth facilities related to the settlement in March, 1999 of claims brought by the fuel suppliers of these facilities.

         The Company's operating costs for the six-month period ended June 30, 1999, increased 11.9% to $109.6 million as compared to $97.9 million for the six-month period ended June 30, 1998. This increase was primarily the result of a significant increase in the year to date costs of services incurred at the Cottage Grove and Whitewater facilities, in which we acquired our interests on March 20, 1998. Costs of services included a full six months of activity in the six-month period ended June 30, 1999 as compared to less than four months in the six-month period ended June 30, 1998. The increase in operating costs were also attributable to the factors discussed above: the settlement of the fuel litigation at the Portsmouth, Elizabethtown, Lumberton and Kenansville facilities, routine maintenance expenses incurred at the Hopewell facility and an increase in fuel expense as a result of an increase in megawatt hours sold to the purchasing utility at the Richmond and Rocky Mount facilities. The increase in operating expenses were partially offset by the factors discussed above: a decrease in fuel expense as a result of a decrease in megawatt hours sold to the purchasing utility at the Lumberton, Kenansville, Southport and Roxboro facilities.

         General, administrative and development expenses remained fairly consistent for the second quarter of 1999 as compared to the second quarter of 1998 as well as the six-months ended June 30, 1999 as compared to the corresponding period in 1998. The slight decrease primarily resulted from general decreases in payroll and employee benefits.

         Interest expense increased 12.2% to $15.2 million for the second quarter of 1999 as compared to the second quarter of 1998. Our weighted average long-term debt increased to $882.9 million, with a weighted average interest rate of 6.95% for the second quarter of 1999, as compared to average long-term debt of $742.6 million, with a weighted average interest rate of 7.66% for the second quarter of 1998. The increases in interest expense and weighted average debt outstanding were related to the inclusion of the project finance debt of the Cottage Grove and Whitewater facilities acquired in March, 1998. The increase in interest expense discussed above was partially offset by a decrease in interest expense at some of our project subsidiaries due to the scheduled repayment of outstanding project finance debt.

         The decrease in equity in net loss of affiliates related to the decrease in losses recognized from our interest in partnerships operating greenhouses in the states of New York and Texas. We entered into an agreement in December, 1998 to sell our interests in these partnerships.

         The decrease in minority interest in income for the second quarter of 1999 as compared to the second quarter of 1998 related primarily to a decrease in earnings at the Hopewell facility related to routine maintenance expenses incurred during the three-months ended June 30, 1999. The increase in minority interest in income for the six-month period ended June 30, 1999 as compared to the corresponding period of 1998 related to an increase in earnings associated with the Cottage Grove and Whitewater facilities, interests in which we acquired on March 20, 1998. The results of operations for the six-month period ended June 30, 1999 include a full six months of earnings for the Cottage Grove and Whitewater facilities, as compared to less than four months for the six-month period ended June 30, 1998.

         The extraordinary loss on early extinguishment of debt for the first quarter of 1998 related to the refinancing of the Hopewell facility's project debt in February, 1998. The loss consisted of a write-off of the deferred financing costs on the Hopewell facility's original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the second quarter of 1999 were net income of $36.3 million, increases due to adjustments for depreciation and amortization of $20.7 million, deferred income taxes of $11.9 million, minority interest in income, net of dividends of $3.0 million, equity in net income of unconsolidated affiliates, net of dividends of $2.8 million and a net $1.9 million adjustment to cash reflecting changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $.8 million. Cash flow provided by operating activities of $75.8 million, proceeds from borrowings of $54.3 million, and cash contribution from parent of $49.8 million, were primarily used to purchase property, plant and equipment of $.3 million, repay project finance borrowings of $43.2 million, pay a common stock dividend of $34.4 million, fund $1.1 million of escrow, make an additional investment in an affiliate of $39.8 million, and lend $55.0 million to an affiliate.

         Historically, we have financed each facility primarily under financing arrangements and related documents that generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit, and interest thereon, is secured solely by the physical assets, agreements, cash flow and, in some cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing". The project financing debt of our subsidiaries and joint ventures, aggregating $813.7 million as of June 30, 1999, is non-recourse to us and our other project subsidiaries, except in connection with transactions where we have agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits that the projects may experience as a result of incurring some types of costs, subject to an aggregate cap of $51.9 million.

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

         The ability of our project subsidiaries and the project entities in which we have an investment to pay dividends and management fees periodically to us is subject to limitations in their respective project credit documents. These limitations generally require that: (a) project debt service payments be current, (b) project debt service coverage ratios be met, (c) all project debt service and other reserve accounts be funded at required levels and (d) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project entities in which we have an investment.

         As of June 30, 1999, we had long-term debt, including the current portion thereof, of approximately $888.3 million, substantially all of such indebtedness is project financing debt. Future annual maturities of long-term debt range from $54.7 million to $86.3 million in the five-year period ending December 31, 2003. We believe that our project subsidiaries and the project entities in which we have an investment will generate sufficient cash flow to pay all required debt service on the project financing debt.

         Several of our subsidiaries maintain revolving credit facilities.
These facilities, which are non-recourse to the Parent, aggregate $68.5 million. As of June 30, 1999, we had no remaining funds available under these facilities.

         As a result of a March, 1999 arbitration award related to a contract dispute with a coal supplier, we were obligated to pay the coal supplier approximately $8 million in 1999. This payment was made from cash on hand in the second quarter of 1999. Approximately $3 million of this award related to the reduction in purchase quantities for prior periods and approximately $5 million relates to the reduction in purchase quantities from the date of the award through the balance of the term of the coal contract, which ends in September, 2001. The future reduction in purchase quantities provides a future economic benefit to our project subsidiary.

         In June, 1999, we entered into an agreement to purchase an additional 40% ownership interest in the Indiantown Cogeneration facility in a three phase transaction. We paid $39.8 million to acquire a 19.9% interest in the facility in June, 1999. We funded the purchase of this interest with proceeds from revolving credit facilities at certain of our subsidiaries. The acquisition of an additional 20.1% interest in the facility for a purchase price of $40.2 million is scheduled to be completed in September and October, 1999.

         For the fiscal year ended December 31, 1998, our board of directors declared a dividend on our outstanding common stock of $7.4 million which was paid in March, 1999. The board of directors' policy, which is subject to change at any time, provides for a dividend payout ratio of no more than 20% of our net income for the immediately preceding fiscal year. In addition, under the terms of the indentures for our outstanding senior notes due 2004 and 2008 and the corporate credit facility, our ability to pay dividends and make other distributions to our shareholders is restricted.

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

         Changes in interest rates could have a significant impact on us. Interest rate changes affect the cost of capital needed to construct projects as well as interest expense of existing project financing debt. As with fuel price escalation risk, we attempt to hedge against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps on a portion of our indebtedness.

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

Interest Rate Sensitivity

         We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of June 30, 1999, there have been no significant changes in the portfolio of instruments as disclosed in the report on Form 10-K for the year ended December 31, 1998, filed by our Parent with the Commission on June 30, 1999.

YEAR 2000 COMPLIANCE

         We continue to assess our readiness with the Year 2000 issue. Our corporate business critical systems were Year 2000 compliant at June 30, 1999. We expect that our other business critical systems, such as embedded technology systems, business partners and vendor systems will be Year 2000 compliant by the fourth quarter of 1999. Non-compliance with the embedded technology systems, or business partner and vendor systems could result in temporary shutdown of the facilities and equipment damage. The investigation, analysis, remediation and contingency planning for embedded technology at the facilities was completed before January 1, 1999. The investigation and analysis identified no significant Year 2000 issues. Our facilities, as currently configured, require no action to be Year 2000 operational, but remediation is underway and scheduled for completion by October, 1999 to address non-operational Year 2000 functions. We will continue to communicate with critical suppliers, vendors, joint venture partners and major customers to assess their compliance efforts and our exposure to their efforts. We have not incurred any significant additional expenses related to the Year 2000 issue in the quarter ended June 30, 1999. At this time, we do not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. We have developed contingency plans for all of the critical systems. These plans were developed to address our most likely worse case scenario which is the inability of our facilities to produce and distribute power. These plans have been tested, and appear to be adequate. Despite our current expectations, we cannot guarantee that no interruptions or other limitations of financial and operating system functionality will occur or that we will not ultimately incur significant, unplanned costs to avoid such interruptions or limitations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Three of our indirect, wholly-owned subsidiaries are parties to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. We cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsels retained to represent these subsidiaries in defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations, or on Holdings' ability to generate sufficient cash flow to service its outstanding debt.

         In addition, we experience other routine litigation in the normal course of our business. Our management is of the opinion that none of this routine litigation should have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

               Exhibit No.             Description of Exhibit
               -----------             ----------------------

                  3.1      Certificate of Incorporation of Cogentrix Delaware
                           Holdings, Inc. (3.3) (1)
                  3.2      Bylaws of Cogentrix Delaware Holdings, Inc. (3.4) (1)
                  4.1      Indenture, dated as of March 15, 1994 between
                           Cogentrix Energy, Inc. and First Union National Bank
                           of North Carolina, as Trustee, including form of
                           8.10% 2004 Senior Note (4.1) (2)
                  4.2      Indenture, dated as of October 20, 1998, between
                           Cogentrix Energy, Inc. and First Union National Bank,
                           as Trustee, including form of 8.75% Senior Note (4.2)
                           (3)
                  4.3      First Supplemental Indenture, dated as of October 20,
                           1998 between Cogentrix Energy, Inc. and First Union
                           National Bank, as Trustee (4.3) (3)
                  4.4      Registration Agreement, dated as of October 20, 1998,
                           by and among Cogentrix Energy, Inc., Salomon Smith
                           Barney Inc., Goldman, Sachs & Co. and CIBC
                           Oppenheimer Corp. (4.4) (3)
                  4.5      Registration Agreement, dated as of November 25,
                           1998, between Cogentrix Energy, Inc. and Salomon
                           Smith Barney, Inc. (4.5) (4)
                  4.6      Amendment No. 1 to the First Supplemental Indenture,
                           dated as of November 25, 1998 between Cogentrix
                           Energy, Inc. and First Union National Bank, as
                           Trustee (4.6) (4)
                  4.7      Amended and Restated Guarantee, dated as of October
                           29, 1998, made by Cogentrix Delaware Holdings, Inc.
                           the Guarantor in favor of the Borrower Creditors
                           (10.130) (3)
                 10.1      Second Amendment, dated as of April 20, 1999, to Coal
                           Sales Agreement dated as of December 15, 1986, by and
                           between Cogentrix Virginia Leasing Corporation and
                           Arch Coal Sales Company. (10.1)(*)(5)
                 10.2      Amendment No. 1 to the Third Amended and Restated
                           Loan Agreement dated December 22, 1997 between
                           Cogentrix Virginia Leasing Company and several banks
                           and other financial institutions. (10.2)(5)
                 10.3      Steam Purchase Contract, effective as of January 1,
                           1999, by and between Celanese Chemical Inc. and
                           Cogentrix Virginia Leasing Corporation. (10.3)(*)(5)
                 10.4      Steam Purchase Contract, effective as of January 1,
                           1999, by and between BASF Corporation and Cogentrix
                           Virginia Leasing Corporation. (10.4)(*)(5)
                   27      Financial Data Schedule, which is submitted
                           electronically to the U.S. Securities and Exchange
                           Commission for information only and is not filed.


         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter covered by this report.

                  * Certain portions of this exhibit have been deleted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
                  (1) Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 33-67171) filed with the Securities and Exchange Commission by Cogentrix Energy, Inc. and Cogentrix Delaware Holdings, Inc. on March 15, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

                  (2) Incorporated by reference to the Form 10-K (File No. 33-74254) filed by Cogentrix Energy, Inc. on September 28, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
                  (3) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-67171) filed by Cogentrix Energy, Inc. on November 12, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
                  (4) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 33-67171) filed by Cogentrix Energy, Inc. on January 27, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.
                  (5) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed by Cogentrix Energy, Inc. on August 16, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COGENTRIX DELAWARE HOLDINGS, INC.
                                    (Registrant)


August 16, 1999                     /s/ Thomas F. Schwartz
                                    --------------------------------------------
                                    Thomas F. Schwartz
                                    President
                                    (Principal Financial and Accounting Officer)