Form 10-Q
period 1999-09-30
COGENTRIX DELAWARE HOLDINGS INC
filed 1999-11-15
CIK 1080987

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



On November 15, 1999, there were 1,000 shares of common stock, no par value, issued and outstanding.

                        COGENTRIX DELAWARE HOLDINGS, INC.

                                                                                    PAGE NO.
                                                                                    --------
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at September 30, 1999 (Unaudited)
            and December 31, 1998                                                          3

         Consolidated Statements of Income for the Three-Months and Nine-Months
            Ended September 30, 1999 and 1998 (Unaudited)                                  4

         Consolidated Statements of Cash Flows for the Nine-Months
            Ended September 30, 1999 and 1998 (Unaudited)                                  5

         Notes to Consolidated Condensed Financial Statements (Unaudited)                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                      9

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                14

Item 6.  Exhibits and Reports on Form 8-K                                                 15

Signatures                                                                                17

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (dollars in thousands)

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     1999                1998
                                                                                  -----------         -----------
                                                                                            (Unaudited)
                                 ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                                                       $    38,411         $    33,027
  Restricted cash                                                                      43,061              33,253
  Accounts receivable                                                                  72,276              64,637
  Inventories                                                                          19,794              18,697
  Other current assets                                                                  3,961               5,018
                                                                                  -----------         -----------
    Total current assets                                                              177,503             154,632

NET INVESTMENT IN LEASES                                                              499,786             498,614

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation:  September 30, 1999, $250,912; December 31, 1998, $223,481            443,356             470,853

LAND AND IMPROVEMENTS                                                                   4,793               3,974

DEFERRED FINANCING COSTS,
  net of accumulated amortization:  September 30, 1999, $15,938
  December 31, 1998, $12,371                                                           26,001              28,419

NATURAL GAS RESERVES                                                                      934               1,557

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                              326,938             251,312
NOTES RECEIVABLE FROM PARENT                                                          109,870              57,348

OTHER ASSETS                                                                           50,951              50,234
                                                                                  -----------         -----------
                                                                                  $ 1,640,132         $ 1,516,943
                                                                                  ===========         ===========
                  LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                               $    89,360         $    86,256
  Accounts payable                                                                     30,980              27,766
  Payable to Parent                                                                    27,131              15,537
  Income taxes payable to Parent                                                       19,296              13,553
  Other accrued liabilities                                                            16,270              15,936
                                                                                  -----------         -----------
    Total current liabilities                                                         183,037             159,048

LONG-TERM DEBT                                                                        803,380             791,397

DEFERRED INCOME TAXES                                                                 109,375              91,460

MINORITY INTERESTS                                                                     68,699              61,167

OTHER LONG-TERM LIABILITIES                                                            14,486              15,879
                                                                                  -----------         -----------
                                                                                    1,178,977           1,118,951
                                                                                  -----------         -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock                                                                              1                   1
  Paid in capital                                                                     583,269             522,381
  Net unrealized loss on available-for-sale securities                                   --                   (15)
  Accumulated deficit                                                                (122,115)           (124,375)
                                                                                  -----------         -----------
                                                                                      461,155             397,992
                                                                                  -----------         -----------
                                                                                  $ 1,640,132         $ 1,516,943
                                                                                  ===========         ===========


The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
          (dollars in thousands, except for earnings per common share)

                                                                   THREE-MONTHS ENDED               NINE-MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                                -------------------------       -------------------------
                                                                   1999           1998            1999            1998
                                                                ---------       ---------       ---------       ---------

OPERATING REVENUE:
  Electric                                                      $  88,405       $  84,832       $ 233,771       $ 231,200
  Steam                                                             5,869           5,620          18,780          19,325
  Lease                                                            11,178          11,134          33,509          23,567
  Service revenue under sales-type capital leases                  12,089          12,703          34,983          25,955
  Income from unconsolidated investments in power projects          5,570             829          16,302           2,626
  Other                                                             5,285           5,443          16,377          14,344
                                                                ---------       ---------       ---------       ---------
                                                                  128,396         120,561         353,722         317,017
                                                                ---------       ---------       ---------       ---------

OPERATING EXPENSES:
  Fuel                                                             25,855          24,486          61,318          62,500
  Operations and maintenance                                       23,204          23,995          70,546          68,247
  Cost of services under sales-type capital leases                 12,939          13,687          39,766          29,358
  General, administrative and development                             263             373             637           1,146
  Depreciation and amortization                                    10,342          10,529          31,029          30,469
                                                                ---------       ---------       ---------       ---------
                                                                   72,603          73,070         203,296         191,720
                                                                ---------       ---------       ---------       ---------

OPERATING INCOME                                                   55,793          47,491         150,426         125,297

OTHER INCOME (EXPENSE):
  Interest expense                                                (15,885)        (16,819)        (46,560)        (45,437)
  Investment and other income, net                                  3,016           1,927           5,990           5,854
  Equity in net loss of affiliates, net                              --            (1,477)           --            (3,017)
                                                                ---------       ---------       ---------       ---------

INCOME BEFORE MINORITY INTERESTS IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                              42,924          31,122         109,856          82,697

MINORITY INTERESTS IN INCOME BEFORE
  EXTRAORDINARY LOSS                                               (4,392)         (4,187)        (10,874)         (9,800)
                                                                ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                               38,532          26,935          98,982          72,897

PROVISION FOR INCOME TAXES                                        (15,389)        (11,163)        (39,533)        (29,530)
                                                                ---------       ---------       ---------       ---------

INCOME BEFORE EXTRAORDINARY LOSS                                   23,143          15,772          59,449          43,367

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of minority interest
  and income tax benefit of $473                                     --              --              --              (743)
                                                                ---------       ---------       ---------       ---------
NET INCOME                                                      $  23,143       $  15,772       $  59,449       $  42,624
                                                                =========       =========       =========       =========

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                              $  23,143       $  15,772       $  59,449       $  43,367
  Extraordinary loss                                                 --              --              --              (743)
                                                                ---------       ---------       ---------       ---------
                                                                $  23,143       $  15,772       $  59,449       $  42,624
                                                                =========       =========       =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          1,000           1,000           1,000           1,000
                                                                =========       =========       =========       =========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                             (dollars in thousands)

                                                                           NINE-MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ---------------------------
                                                                        1999              1998
                                                                     ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  59,449         $  42,624
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                      31,029            30,469
     Decrease in unrealized gain on investments                           --                 (26)
     Deferred income taxes                                              17,915            14,295
     Extraordinary loss on early extinguishment of debt                   --               2,067
     Minority interests in income, net of dividends                      7,344           (14,933)
     (Income) loss of unconsolidated power projects                    (15,911)              390
     Distributions from unconsolidated power projects                   16,784             6,842
     Minimum lease payments received                                    32,337            22,242
     Amortization of unearned lease income                             (33,509)          (23,567)
     Increase in accounts receivable                                    (7,639)           (4,897)
     Increase in inventories                                              (474)           (3,028)
     Increase in other assets                                             --              (9,880)
     Increase in accounts payable                                        3,214             4,913
     Increase in other accrued liabilities                              17,671             5,171
     Increase in other                                                  (2,978)             (176)
                                                                     ---------         ---------
  Net cash flows provided by operating activities                      125,232            72,506
                                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment additions                            (1,216)             (378)
     Decrease in marketable securities                                    --              42,118
     Investments in affiliates                                         (76,500)           (1,007)
     Acquisition of facilities, net of cash acquired                      --            (155,324)
     Decrease (increase) in restricted cash                             (9,808)            7,797
                                                                     ---------         ---------
  Net cash flows used in investing activities                          (87,524)         (106,794)
                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                    (57,189)          (77,015)
     Proceeds from issuance of debt                                     96,336           120,900
     Repayments of debt                                                (79,824)         (105,036)
     Increase in note receivable from parent                           (52,522)          (39,791)
     Capital contribution from parent                                   60,888            96,428
     Increase in deferred financing costs                                  (13)           (1,540)
                                                                     ---------         ---------
  Net cash flows used in financing activities                          (32,324)           (6,054)
                                                                     ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     5,384           (40,342)

CASH AND CASH EQUIVALENTS, beginning of period                          33,027            63,205
                                                                     ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                             $  38,411         $  22,863
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

         Holdings is a wholly-owned subsidiary of Cogentrix Energy, Inc. (the "Parent") and has guaranteed all of the Parent's existing and future senior unsecured debt for borrowed money (the "Guarantee"). This guarantee was given to the lenders under the Parent's corporate credit facility and terminates, unless the term of the credit agreement is extended, when the credit agreement for the corporate credit facility terminates in 2001. As of September 30, 1999, the Parent had $355 million of senior notes outstanding due 2004 and 2008 and had no borrowings outstanding under the corporate credit facility. The Guarantee provides that the terms of the Guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Holdings and the agent bank for the lenders under the credit agreement. The Guarantee is not incorporated in the indenture under which the Parent issued its outstanding senior notes due 2004 and 2008.

2.       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements include the accounts of Holdings and its subsidiary companies. Wholly-owned and majority-owned subsidiaries, including a 50%-owned joint venture in which Holdings has effective control through majority representation on the board of directors of the managing general partner, are consolidated. Less-than-majority-owned subsidiaries, and subsidiaries for which control is deemed to be temporary, are accounted for using the equity method. Investments in unconsolidated affiliates in which Holdings has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Holdings, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated condensed financial statements.

         Information presented as of September 30, 1999 and for the three-months and nine-months ended September 30, 1999 and 1998 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of Holdings as of September 30, 1999, and the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-months ended September 30, 1999 and 1998. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

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

         Certain reclassifications have been made to the prior year's financial statements to conform with the classification used in the financial statements as of September 30, 1999, and for the three-months and nine-months ended September 30, 1999.

2.       COGENTRIX OF PENNSYLVANIA, INC.

         In January, 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate the Ringgold facility's power purchase agreement. This termination agreement was the result of a request for proposals to buy back or restructure power sales agreements issued to all major operating independent power producer projects in Penelec's territory in April, 1997. The termination agreement provides for a payment to the Company of approximately $21.0 million, which will be sufficient to retire all of Cogentrix of Pennsylvania, Inc.'s ("CPA") outstanding project debt. The buy back of the power purchase agreement is subject to the issuance of a non-appealable, final order by the Pennsylvania Public Utility Commission granting Penelec the authority to fully recover from its customers the consideration paid to CPA under the buyout agreement. The original agreement expired in December, 1998 and was extended through June, 1999. The Company further extended the agreement through December, 1999. Management does not expect this event, if it occurs, to have an adverse impact on the Company's consolidated results of operations, cash flows or financial position.

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

         The Company accounted for the LS Acquisition using the purchase method of accounting. The accompanying consolidated condensed balance sheets as of September 30, 1999 and December 31, 1998 reflect 100% of the assets and liabilities of the partnerships acquired. The minority owner's share of the partnerships' net assets is included in "minority interests" on the accompanying consolidated condensed balance sheets as of September 30, 1999 and December 31, 1998. The accompanying consolidated statement of income for the nine-months ended September 30, 1999 includes the results of operations of the acquired facilities since the closing date of the LS Acquisition on March 20, 1998. The accompanying consolidated statement of income for the nine-months ended September 30, 1999 includes the results of operations of the acquired facilities for nine months.

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

         The Bechtel Acquisition was accounted for using the purchase method of accounting, which resulted in the recognition of a net purchase premium of approximately $66.5 million. The purchase premiums or discounts related to the Bechtel Acquisition are being amortized over the remaining lives of the facilities or over the remaining terms of the power purchase agreements. The Company is using the equity method of accounting to account for its ownership interests in eight of these twelve facilities and the cost method to account for its ownership interests in the other four.

         On June 4, 1999, the Company entered into an agreement to purchase an additional 40% interest in the Indiantown facility, one of the twelve electric generating facilities included in the Bechtel Acquisition. The agreement calls for the purchase to be made during 1999 in three phases, the first of which, the purchase of a 19.9% interest, occurred on June 4, 1999. The second phase, a purchase of an additional 20% interest occurred on September 20, 1999. The first and second phases of the acquisition were accounted for as a purchase and resulted in a total premium of approximately $37.9 million that will be amortized over the remaining life of the facility. The remaining phase, comprising a 0.1% interest, will be completed during the fourth quarter of 1999. The Company will account for the acquisition of the additional interest as a purchase, and will use the equity method of accounting to account for its entire ownership in the Indiantown facility we acquired in 1999.

4.       COGENTRIX EASTERN AMERICA REVOLVING CREDIT FACILITY

         Cogentrix Eastern America (CEA), a subsidiary of Holdings, has entered into a $75 million, three-year revolving credit facility. CEA is a special purpose holding company formed to hold ownership interests in the twelve electric generating facilities acquired in the Bechtel Acquisition. The commitment under the credit facility reduces to $67.5 million after one year and $60 million after two-years. This credit facility will be used to finance a portion of the purchase price for the additional ownership interests in the Indiantown facility.

5.       PENDING CLAIMS AND LITIGATION

         One of Holdings' indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the subsidiary will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent this subsidiary in defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on the Company's consolidated financial position or results of operations, or Holdings' ability to generate sufficient cash flow to service its outstanding debt.

         In addition, the Company experiences other routine litigation in the normal course of its business. The Company's management is of the opinion that none of this routine litigation should have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

         We currently own - entirely or in part - a total of 25 electric generating plants in the United States. Our 25 plants are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, which range from 3.3% to approximately 74.0%, our net equity interest in the total production capability of our 25 electric generating plants is approximately 1,842 megawatts. We currently operate 12 of our plants, 10 of which we developed and constructed.

         When our plant under construction in Batesville, Mississippi begins operation, we will have ownership interests in a total of 26 domestic electric generating plants that are designed with a total production capability of 4,800 megawatts. Our net equity interest in the total production capability of those 26 facilities will be approximately 2,262 megawatts.

         Unless the context requires otherwise, references in this report to "we", "us" or "our", refer to Holdings and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix" refers only to Cogentrix Energy, Inc., the Parent of Holdings, which is a development and management company that conducts its business primarily through subsidiaries, all of which are also subsidiaries of Holdings. Holdings subsidiaries that are engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as "project subsidiaries".

Results of Operations - Three-Months and Nine-Months Ended September 30, 1999 and 1998

                                        Three-Months Ended September 30,                 Nine-Months Ended September 30,
                                  -------------------------------------------     -------------------------------------------
                                          1999                    1998                    1999                    1998
                                  -------------------     -------------------     -------------------     -------------------
                                        (dollars in thousands, unaudited)             (dollars in thousands, unaudited)
Total operating revenues          $128,396     100.0%     $120,561     100.0%     $353,722     100.0%     $317,017     100.0%
Operating costs                     61,998      48.3        62,168      51.6       171,630      48.5       160,105      50.5
General, administrative
       and development                 263        .2           373        .3           637        .2         1,146        .4
Depreciation and amortization       10,342       8.1        10,529       8.7        31,029       8.8        30,469       9.6
                                  --------     -----      --------     -----      --------     -----      --------     -----

Operating income                  $ 55,793      43.4%     $ 47,491      39.4%     $150,426      42.5%     $125,297      39.5%
                                  ========     =====      ========     =====      ========     =====      ========     =====

         Total operating revenues increased 6.5% to $128.4 million for the third quarter of 1999 as compared to the third quarter of 1998. The increase was primarily attributable to $4.7 million in earnings in the third quarter of 1999 from the power projects acquired in the Bechtel Acquisition in October, 1998. To a lesser extent, operating revenues were impacted by an increase in electric revenue from the Richmond, Hopewell and Portsmouth facilities related to an increase in megawatt hours sold to the purchasing utility and an increase in capacity revenue at the Southport and Roxboro facilities related to the declaration of electric capacity.

         Our operating revenues for the nine-month period ended September 30, 1999, which increased 11.6% to $353.7 million as compared to $317.0 million for the nine-month period ended September 30, 1998, were largely influenced by some of the same factors discussed above: the Bechtel Acquisition, the increase in electric revenue at the Richmond and Portsmouth facilities and the increase in capacity revenue at the Southport and Roxboro facilities. The increase in operating revenues for the nine-month period ended September 30, 1999 was also attributable to an increase in lease and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater facilities in which we acquired our interests on March 20, 1998. The increase in operating revenues was partially offset by a decrease in electric revenue at the Lumberton and Kenansville facilities related to a decrease in megawatt hours sold to the purchasing utility and a decrease in capacity revenue related to the declaration of electric capacity.

         Our operating costs remained fairly consistent for the third quarter of 1999 as compared to the third quarter of 1998. Fuel expense increased as a result of an increase in megawatt hours sold to the purchasing utilities at Richmond, Hopewell and Portsmouth facilities. This increase in operating costs was partially offset by a decrease in fuel expense at the Rocky Mount facility related to a decrease in megawatt hours sold to the purchasing utility for the three-month period ended September 30, 1999.

         The Company's operating costs for the nine-month period ended September 30, 1999, increased 7.2% to $171.6 million as compared to $160.1 million for the nine-month period ended September 30, 1998. This increase was primarily the result of a significant increase in the costs of services incurred at the Cottage Grove and Whitewater facilities. We also had an increase in routine maintenance expenses at the Hopewell and Ringgold facilities, an increase in operating expenses at ReUse Technology, Inc., one of our indirect wholly-owned subsidiaries and an increase in fuel expense as a result of an increase in megawatt hours sold to the purchasing utilities at the Richmond and Portsmouth facilities. The increase in operating expense was partially offset by a decrease in operating costs incurred at the Richmond facility related to routine maintenance performed during the nine-month period ended September 30, 1998, a decrease in fuel expense at the Southport facility related to reduced steam demand from the steam host and a decrease in fuel expense as a result of a decrease in the megawatt hours sold to the purchasing utility at the Rocky Mount facility.

         General, administrative and development expenses remained fairly consistent for the third quarter of 1999 as compared to the third quarter of 1998 as well as the nine-months ended September 30, 1999 as compared to the corresponding period in 1998. The slight decrease primarily resulted from general decreases in payroll, travel and consulting costs.

         Interest expense decreased 5.6% to $15.9 million for the quarter ended September 30, 1999 and increased 2.5% to $46.6 million for the nine-months ended September 30, 1999 as compared to the corresponding periods of 1998. Our weighted average long-term debt increased to $885 million, with a weighted average interest rate of 7.0% through the third quarter of 1999, as compared to weighted average long-term debt of $752 million, with a weighted average interest rate of 8.0% through the third quarter of 1998. The decrease in interest expense for the quarter ended September 30, 1999 resulted primarily from the scheduled repayments of outstanding project finance debt at some of our project subsidiaries. The increase in interest expense and weighted average debt outstanding for the nine months ended September 30, 1999 were related to the inclusion of the project finance debt of the Cottage Grove and Whitewater facilities acquired in March, 1998. The increase also relates to borrowings incurred during the first nine months of 1999 under revolving credit facilities at some subsidiaries. The increase in interest expense for the nine month period ended September 30, 1999 was partially offset by the scheduled repayment of outstanding project finance debt.

         The increase in minority interest in income for the third quarter of 1999 as compared to the third quarter of 1998 related primarily to an increase in earnings at the Cottage Grove and Whitewater facilities related to a decrease in operating costs at the Cottage Grove facility due to a decrease in fuel costs, and an increase in the variable energy rate charged to the purchasing utility at the Whitewater facility. The increase in minority interest in income for the nine-month period ended September 30, 1999 as compared to the corresponding period of 1998 related to an increase in earnings associated with the Cottage Grove and Whitewater facilities, interests in which we acquired on March 20, 1998. The results of operations for the nine-month period ended September 30, 1999 include a full nine months of earnings for the Cottage Grove and Whitewater facilities, as compared to less than seven months for the nine-month period ended September 30, 1998.

         The extraordinary loss on early extinguishment of debt for the first quarter of 1998 related to the refinancing of the Hopewell facility's project debt in February, 1998. The loss consisted of a write-off of the deferred financing costs on the Hopewell facility's original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

LIQUIDITY AND CAPITAL RESOURCES

         The principal components of operating cash flow for the nine-month period ended September 30, 1999 were net income of $59.4 million, increases due to adjustments for depreciation and amortization of $31.0 million, deferred income taxes of $17.9 million, minority interest in income, net of dividends of $7.3 million, equity in net income of unconsolidated affiliates, net of dividends of $0.9 million, and a net $9.8 million adjustment to cash reflecting changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $1.1 million. Cash flow provided by operating activities of $125.2 million, proceeds from borrowings of $96.3 million, and cash contribution from parent of $60.9 million were primarily used to purchase property, plant and equipment of $1.2 million, repay project finance borrowings of $79.8 million, pay a common stock dividend of $57.2 million, fund $9.8 million of escrow, make additional investments in an affiliate of $76.5 million, and lend $52.5 million to an affiliate.

         Historically, we have financed each facility primarily under financing arrangements and related documents that generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit, and interest thereon, is secured solely by the physical assets, agreements, cash flow and, in some cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing". The project financing debt of our subsidiaries and joint ventures, aggregating $830.4 million as of September 30, 1999, is non-recourse to us and our other project subsidiaries, except in connection with transactions where our Parent has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to three project subsidiaries to fund cash deficits that the projects may experience as a result of incurring some types of costs, subject to an aggregate cap of $51.9 million.

         In addition, Cogentrix, Inc., which is an indirect subsidiary of Holdings, has guaranteed two project subsidiaries' obligations to the purchasing utility under five power sales agreements. Three of these power sales agreements provide that in the event of early termination that is not for cause, the project subsidiary must pay the utility a termination charge equal to the excess paid for capacity and energy over what would have been paid to the utility under the utility's published five-year capacity credit and variable energy rates plus interest. The remaining two power sales agreements provide that in the event of early termination, the project subsidiary must pay the utility the cost of replacing the electricity from a third party for the remainder of the agreement's term. Because these project subsidiaries' obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of potential exposure under these guarantees cannot be quantified. If we or our subsidiary were required to satisfy all of these guarantees and other obligations or even one or more of the significant ones, it could impair Holdings' ability to pay dividends and management fees to the Parent.

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

         The ability of our project subsidiaries, two of our intermediary holding companies and the project entities in which we have an investment to pay dividends and management fees periodically to us is subject to limitations in their respective project credit documents. These limitations generally require that: (a) project debt service payments be current, (b) project debt service coverage ratios be met, (c) all project debt service and other reserve accounts be funded at required levels and (d) there be no default or event of default under the relevant project credit documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project entities in which we have an investment.

         As of September 30, 1999, we had long-term debt, including the current portion thereof, of approximately $893 million, substantially all of such indebtedness is project financing debt. Future annual maturities of long-term debt range from $54.7 million to $90.0 million in the five-year period ending December 31, 2003. We believe that our project subsidiaries and the project entities in which we have an investment will generate sufficient cash flow to pay all required debt service on the project financing debt.

         In September 1999, Cogentrix Eastern America, Inc., our subsidiary formed to hold our interests in the twelve electric generating facilities we acquired in the Bechtel Acquisition, entered into its own $75 million, three-year revolving credit facility. The commitment under this facility reduces to $67.5 million after one-year and to $60 million after two years. With the closing of this credit facility, our subsidiaries now maintain revolving credit facilities, which are non-recourse to us, with aggregate commitments of $143.7 million. As of September 30, 1999, we had $57.2 million available under these facilities.

         As a result of a March, 1999 arbitration award related to a contract dispute with a coal supplier, we were obligated to pay the coal supplier approximately $8 million in 1999. This payment was made from cash on hand in the third quarter of 1999. Approximately $3 million of this award related to the reduction in purchase quantities for prior periods and approximately $5 million relates to the reduction in purchase quantities from the date of the award through the balance of the term of the coal contract, which ends in September, 2001. The future reduction in purchase quantities provides a future economic benefit to our project subsidiary.

         In June, 1999, we entered into an agreement to purchase an additional 40% ownership interest in the Indiantown Cogeneration facility in a three phase transaction. We paid $39.8 million to acquire a 19.9% interest in the facility in June, 1999 and $36.6 million to acquire a 20% interest in the facility in September, 1999. We funded the purchase of these interests with proceeds from revolving credit facilities at certain of our subsidiaries. The acquisition of an additional 0.1% interest in the facility for a purchase price of approximately $.2 million is scheduled to be completed in the fourth quarter of 1999.

         We have entered into commitments with a turbine supplier to purchase a specified number of turbines with specified delivery dates. We have made $8.6 million in non-refundable deposits related to these commitments through September 30, 1999. We expect to make additional progress payments of $19.3 million in 1999 prior to closing the financing for the projects that will use the turbines.

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

Interest Rate Sensitivity

         We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of September 30, 1999, there have been no significant changes in the portfolio of instruments as disclosed in the report on Form 10-K for the year ended December 31, 1998, filed by our Parent with the Commission on March 31, 1999.

YEAR 2000 COMPLIANCE

          We have completed our investigation, analysis, remediation and contingency planning for our corporate business critical systems, as well as our embedded technology systems for our mission critical facilities. The investigation and analysis identified no significant Year 2000 issues. We will continue to communicate with critical suppliers, vendors, joint venture partners and major customers to assess their compliance efforts and our exposure to any Year 2000 problems they may experience. We did not incur any significant additional expenses related to the Year 2000 issue in the quarter ended September 30, 1999. At this time, we do not expect a major impact from non-compliant Year 2000 suppliers, vendors, joint venture partners or major customers. We have developed contingency plans for all of the critical systems. These plans were developed to address most likely worse case scenario which is the inability of our facilities to produce and distribute power. These plans have been tested, and appear to be adequate. We cannot guarantee, however, that no interruptions or other limitations of financial and operating system functionality will occur or that we will not ultimately incur significant, unplanned costs to avoid such interruptions or limitations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         One of our indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. We cannot currently estimate the range of possible loss, if any, our subsidiary will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent this subsidiary in defense of these claims
- that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations, or on our ability to generate sufficient cash flow to service our outstanding debt.

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

                    4.6 Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998 between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) (4)

                    4.7 Amended and Restated Guarantee, dated as of October 29, 1998, made by Cogentrix Delaware Holdings, Inc. the Guarantor in favor of the Borrower Creditors (10.130) (3)

                    10.1 Credit agreement, dated as of September 8, 1999 between Cogentrix Eastern America, Inc. and Dresdner Bank, AG as administrative agent. (10.1)
                              (5)

                    10.2 Pledge Agreement, dated as of September 8, 1999 between Cogentrix Delaware Holdings, Inc. and Dresdner Bank, AG as administrative agent. (10.2)
                              (5)

                    27 Financial Data Schedule, which is submitted electronically to the U.S. Securities and Exchange Commission for information only and is not filed.


         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter covered by this report.

         (1) Incorporated by reference to the Amendment No. 3 to the Registration Statement on Form S-4 (File No. 33-67171) filed with the Securities and Exchange Commission by Cogentrix Energy, Inc. and Cogentrix Delaware Holdings, Inc. on March 15, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

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

         (5) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed by Cogentrix Energy, Inc. on November 15, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COGENTRIX DELAWARE HOLDINGS, INC.
                                    (Registrant)


November 15, 1999                   /s/ Thomas F. Schwartz
                                    --------------------------------------------
                                    Thomas F. Schwartz
                                    President
                                    (Principal Financial and Accounting Officer)