Form 10-K405
period 1999-12-31
COGENTRIX DELAWARE HOLDINGS INC
filed 2000-03-30
CIK 1080987

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        Commission File Number: 33-67171

                        COGENTRIX DELAWARE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   51-0352024
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)


         1105 NORTH MARKET STREET, SUITE 1108
         WILMINGTON, DELAWARE                                     19801
     (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (302) 427-9635

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF ACT:       NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF ACT:       NONE

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, no par value, outstanding at March 30, 2000:
1,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                        COGENTRIX DELAWARE HOLDINGS, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                    Page
                                                                                                    ----

PART I

ITEM 1.  BUSINESS......................................................................................1
ITEM 2.  PROPERTIES...................................................................................20
ITEM 3.  LEGAL PROCEEDINGS............................................................................21
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................21

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.....................21
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.........................................................21
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........23
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................32
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........58

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................58
ITEM 11.  EXECUTIVE COMPENSATION......................................................................58
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................58
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................58

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................59
SIGNATURES............................................................................................66

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Cogentrix Delaware Holdings, Inc. is a holding company that through its direct and indirect subsidiaries acquires, develops, owns and operates electric generating plants, principally in the United States. We derive most of our revenue from the sale of electricity, but we also produce and sell steam. We sell the electricity we generate, primarily under long-term power purchase agreements, to regulated electric utilities and power marketers. We sell the steam we produce to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the larger independent power producers in the United States based on our total project megawatts in operation.

     We currently own -- entirely or in part -- a total of 25 electric generating facilities in the United States. Our 25 plants are designed to operate at a total production capability of approximately 4,000 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, which range from 1.7% to approximately 74%, our net ownership interests in the total production capability of our 25 electric generating facilities is approximately 1,840 megawatts. We currently operate 12 of our facilities, 10 of which we developed and constructed.

     We also have an ownership interest in and will operate three facilities currently under construction in Mississippi, Oklahoma and Idaho. Once these facilities begin operation, we will have ownership interests in a total of 28 domestic electric generating facilities that are designed with a total production capability of approximately 5,870 megawatts. Our net equity interest in the total production capability of those 28 facilities will be approximately 3,190 megawatts.

     Unless the context requires otherwise, references in this report to "we," "us," "our," or "Holdings" refer to Cogentrix Delaware Holdings, Inc. and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix" refers only to Cogentrix Energy, Inc., the parent of Holdings, which is a development and management company that conducts its business primarily through subsidiaries, most of which are subsidiaries of Holdings. Holdings' subsidiaries that are engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as "project subsidiaries."

TRENDS AFFECTING THE DOMESTIC ELECTRIC GENERATING INDUSTRY AND OUR BUSINESS

Increasing Competition in the Domestic Electric Generating Industry

    In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives are currently being adopted or considered at both state and federal levels to increase competition in the domestic electric generating industry. We believe that these regulatory initiatives will lead to the transformation of the existing regulated market, which sells to a captive customer base, to a more competitive market in which end users may purchase electricity from a variety of suppliers, including non-utility generators, power marketers, public utilities and others. Our management believes that these market trends will create significant new business opportunities for us because we have demonstrated our ability to construct and operate efficient, low-cost electric generating facilities.

Growing Market for Sale of Electric Generating Assets

    Regulatory initiatives to restructure the United States electric industry have led to the development of a growing market for the sale of electric generating assets principally by utilities, but also by independent power producers and industrial companies. In addition to regulatory pressure, some utilities' managements have decided for strategic reasons to sell some or all of their generating assets and to concentrate on the transmission and distribution segments of the power supply market. If this trend continues, it may create additional investment opportunities for us. In connection with acquiring -- entirely or in part -- any additional electric generating assets, we expect to reduce our exposure to electric market price risk by entering into contractual arrangements with fuel suppliers, utilities and/or power marketers under which they would assume some or all of the risks associated with fluctuations in energy prices.

Expansion of Our Options Resulting from Passage of the Energy Policy Act

     The passage of the Energy Policy Act in 1992 significantly expanded the options available to independent power producers, particularly with respect to siting a generating facility. Among other things, The Energy Policy Act enables independent power producers to obtain an order from the Federal Energy Regulatory Commission requiring an intermediary utility to give access to its transmission lines to transmit or "wheel" electric power from a generating facility to its utility purchaser. The availability of wholesale transmission "wheeling" could be an important aspect in the development of new projects. For example, we may be able to develop a project in one utility's service territory and "wheel" the electric power produced by the project through the transmission lines of that utility to a second utility or another wholesale purchaser. The Energy Policy Act also created a new class of generator -- exempt wholesale generators -- that, unlike qualifying facilities, are not required to use alternative or renewable fuels or to have useful thermal energy output.
See "Regulation -- Energy Regulations" herein.

OUR DEVELOPMENT AND ACQUISITION STRATEGY

    We intend to remain among the leaders in the independent power industry by developing and constructing or acquiring - entirely or in part - electric generating facilities in the United States.

    We have targeted three market segments for our future acquisition and development activities. They are:

    o   Developing new, electric generating facilities using natural gas as fuel

    o   Acquiring interests in existing domestic electric generating plants

    o Developing, owning, managing and operating on-site cogenerating facilities for large industrial customers with significant energy needs

    Developing New Electric Generating Plants. We intend to pursue domestic development of new, highly-efficient, low-cost plants, concentrating on mid-sized facilities that use natural gas as fuel. We expect these facilities to enter into long-term contractual arrangements with fuel suppliers, electric utilities or power marketers. These contractual arrangements will provide us a scheduled and/or indexed payment for electricity and result in the fuel supplier, electric utility or power marketer assuming the risks associated with energy price fluctuations.

    Acquiring Interests in Existing Domestic Electric Generating Plants. Our candidates for future acquisitions will generally already have entered into power sales contracts with electric utilities or other customers whose senior unsecured debt carries investment-grade credit ratings. We may also seek to acquire interests in electric generating facilities that do not have contracts in place but are nonetheless highly efficient, low-cost providers that can take advantage of opportunities in a rapidly deregulating energy market. If we do, we intend to protect Holdings against the risk of changes in the market price for electricity by entering into contracts at the time of acquisition with fuel suppliers, utilities or power marketers which reduce or eliminate our exposure to this risk by establishing future prices and quantities for the electricity produced independent of the short-term market.

    Developing New or Managing Existing Plants for Industrial Companies. Many large, industrial companies with significant energy needs own on-site facilities for generating the electricity and producing the steam they require for their manufacturing, refining or other operations. We believe that cogenerating facilities with state-of-the-art technology developed by us could replace or upgrade existing facilities employing older technology that many of these industrial companies currently operate themselves. We also expect that many industrial companies choosing not to replace their existing facilities will seek to contract with companies like Holdings to manage and operate their existing facilities.

    We are concentrating on opportunities to develop or acquire interests in mid-sized electric generating facilities which use low-cost, state-of-the-art proven technology. We target projects that will allow us to capitalize on our reputation as a low-cost, efficient and reliable provider. We seek to manage the risks associated with owning and operating electric generating facilities by emphasizing diversification and balance among our investments in terms of the following criteria:

    o the geographic location of the facilities in which we have an ownership interest

    o the electric utility or power marketing customers for the electricity we generate and the industrial customers for the steam we produce

    o   the technology we employ to generate electricity and produce steam

    o   the coal, gas and other fuel suppliers to our plants

PROJECTS UNDER DEVELOPMENT

     Rathdrum, Idaho Project. We are developing jointly with Avista Power, Inc. a 270 megawatt electric generating facility to be located in Rathdrum, Idaho. Avista Turbine Power, Inc. will deliver natural gas to the plant and purchase the electrical output of the facility under a 25-year power purchase agreement. Holdings will have a 51% ownership interest and Avista Power will have a 49% ownership interest in the facility. We will have the lead role for the development, construction and operation of the facility.

      Subsequent to December 31, 1999, we closed the financing with a bank and financial institution on a $126 million construction loan to fund the construction of the facility in Rathdrum, Idaho. We have begun construction and expect commercial operations to commence in the third quarter of 2001.

PROJECT AGREEMENTS, FINANCING AND OPERATING ARRANGEMENTS FOR OUR FACILITIES

Project Agreements

     Our facilities have long-term power sales agreements to sell electricity to electric utilities and power marketers. A facility's revenue from a power sales agreement usually consists of two components: variable payments, which vary in accordance with the amount of energy the facility produces, and fixed payments, which are received in the same amounts whether or not the facility is producing energy. Variable payments, which are generally intended to cover the costs of actually generating electricity, such as fuel costs, if supplied by the operating facility, and variable operation and maintenance expense, are based on a facility's net electrical output measured in kilowatt hours. Variable payment rates are either scheduled or indexed to the fuel costs of the electricity purchaser and/or an inflationary index.

     Fixed payments, which are intended to compensate us for the costs incurred by the project subsidiary whether or not it is generating electricity, such as debt service on the project financing, are more complex and are calculated based on a declared production capability of a facility. Declared production capability is the electric generating capability of a plant in megawatts that the project subsidiary contractually agrees to make available to the electricity purchaser. It is generally less than 100% of the facility's design production capability dictated by its equipment and design specifications. Fixed payments are based either on a facility's net electrical output and paid on a kilowatt-hour basis or on the facility's declared production capability and can be adjusted if actual production capability varies significantly from declared production capability.

    Many power sales agreements permit the electricity purchaser to direct the facility to deliver a variable amount of electrical output within limited parameters. This means the purchaser may, within those parameters, direct the facility to reduce or suspend the delivery of electricity. The power sales agreements of substantially all our facilities provide the electricity purchaser with the right to reduce or suspend their purchases of electricity whenever they determine that they can obtain lower cost power either by generating power at their own plants or by purchasing electricity in bulk from others. The power sales agreements for these facilities are structured in a manner such that when the amount of electrical output is reduced, the facility continues to receive the fixed payments, which cover fixed operating costs and debt service requirements and provide substantially all of the project subsidiary's profits. The variable payments, which cover the operating, maintenance and fuel costs incurred by the operating subsidiary to generate electricity, are received only for each kilowatt hour delivered.

    With some exceptions, our facilities produce process steam for use by an industrial customer which has a manufacturing or other facility located nearby. Our industrial customers, which include textile manufacturing companies, pharmaceutical manufacturing companies, chemical producers and synthetic fiber plants, use the process steam in their manufacturing processes. Our steam sales contracts with these industrial customers generally are long-term contracts that provide payment on a per thousand pound basis for steam delivered.

    With the exception of facilities in which the electricity purchaser is responsible for providing the fuel, each of our facilities purchases fuel under long-term supply agreements. Substantially all fuel supply contracts are structured so that the scheduled increases in the fuel cost are generally matched by increases in the variable payments received by the project subsidiary for electricity under its power sales agreement. This matching is typically affected by having the fuel prices escalate as a function of the solid fuel index of the purchasing utility. The matching is sometimes affected by contracting for scheduled increases in the variable payments under our power sales agreements designed to offset scheduled increases in fuel prices.

Project Financing

    Each facility is financed primarily under financing arrangements at the project subsidiary level which, except as noted below, require the loans to be repaid solely from the project subsidiary's revenues. They also generally provide that the repayment of the loans and payment of interest is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or partnership interests in that project subsidiary. This type of financing is generally referred to as "project financing."

    Project financing transactions are generally structured so that all revenues of a project are deposited directly with a bank or other financial institution acting as escrow or security deposit agent. These funds are then payable in a specified order of priority to assure that, to the extent available, they are used first to pay operating expenses, senior debt service and taxes and to fund reserve accounts. Then, subject to satisfying debt service coverage ratios and other conditions, any available funds may be disbursed to us and our other partners, in the case of jointly-owned facilities, in the form of management fees or dividends or for the payment of subordinated debt service, where there are subordinated lenders.

     These facilities are financed using a high proportion of debt to equity. This leveraged financing permits us to develop projects with a limited equity base but also increases the risk that a reduction in revenues could adversely affect a particular project's ability to meet its debt or lease obligations. The lenders to each project subsidiary have security interests covering some or all of the aspects of the project, including the facility, related facility support agreements, the stock or partnership interest of our project subsidiaries, licenses and permits necessary to operate the facility and the cash flow derived from the facility. In the event of a foreclosure after a default, the project subsidiary would only retain an interest in the property remaining, if any, after all debts and obligations were paid.

    In addition, the debt of each operating project may reduce the liquidity of our interest in such project since any sale or transfer of its interest would, in most cases, be subject both to a lien securing such project debt and to transfer restrictions in the relevant financing agreements. Also, our ability to transfer or sell our interest in some of our projects is restricted by purchase options we have granted to an industrial steam customer and to a utility and certain rights of first refusal we have granted in favor of our power and steam purchasers.

     Because the project debt is "non-recourse", the lenders under these project financing structures cannot look to Cogentrix, Holdings or its other projects for repayment unless Cogentrix Holdings or another project subsidiary expressly agrees to undertake liability. Cogentrix has agreed to undertake limited financial support for certain of Holdings project subsidiaries in the form of limited obligations and contingent liabilities. These obligations and contingent liabilities take the form of guarantees, indemnities, capital infusions and agreements to pay debt service deficiencies. To the extent Cogentrix becomes liable under such guarantees and other agreements with respect to a particular project, distributions received by Cogentrix from other projects may be used by Cogentrix to satisfy these obligations. To the extent of these obligations, the lenders to a project may look to Cogentrix and the distributions to Cogentrix from other projects for payment. The aggregate contractual liability of Cogentrix to its project lenders is, in each case, a small portion of the aggregate project debt. Thus the project financing structures are generally described throughout this report as being "non-recourse" to Cogentrix, Holdings and its other projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Our facilities are insured in accordance with covenants in each project's debt financing agreements. Coverages for each plant include workers' compensation, commercial general liability, supplemented by primary and excess umbrella liability, and a master property insurance program including property, boiler and machinery and business interruption.

Operating Arrangements

    Unlike many independent power producers who contract with third-party operators, we operate many of our facilities. When we do operate a facility, our project subsidiary employs directly the persons required to operate the facility. We invest in training our operating personnel and structure our facility bonus program to reward safe, efficient and cost-effective operation of the facilities. Our management meets and conducts, several times a year, on-site facility performance reviews with each facility manager.

    We have established a strong record of safety, efficiency and reliability in operating our electric generating plants, which reliability is measured in the industry by a generating plant's "availability" to generate and sell electricity. The table below shows the average "availability" of the plants we currently operate for the periods indicated.

          PERIOD                                            AVERAGE AVAILABILITY
          ------                                            --------------------

          Year ended December 31, 1999................              95.6%
          Year ended December 31, 1998................              96.4%
          Year ended December 31, 1997................              97.2%

     We provide to all but one of the facilities we operate administrative and management services for a periodic fee, which in some cases is adjusted annually by an inflation factor. The ability of a project subsidiary to pay these management fees is contingent upon the continuing compliance by the project subsidiary with covenants under its project financing agreements and may be subordinated to the payment of obligations under those agreements. We have earned and will continue to earn incentive compensation from our Hopewell facility, in which Holdings indirectly holds a 50% general partnership interest and is, through a subsidiary, the managing general partner, if the facility achieves the contractually specified net income levels.

Ash Removal

    Project subsidiaries owning nine of our coal-fired plants contract with our subsidiary, ReUse Technology, to remove coal ash generated by such facilities. As an alternative to disposing of coal ash in landfills, ReUse Technology uses coal ash in the manufacturing and production of various ash derived products for resale.

FACILITIES UNDER CONSTRUCTION

    In August 1998, we acquired an approximate 52% interest in an 800-megawatt, combined-cycle, natural gas-fired electric generating facility under construction in Batesville, Mississippi. We will operate this facility, which is scheduled to begin operation in summer 2000. Electricity generated by the plant will be sold under long-term power purchase agreements with two utilities. Both of these utilities have senior, unsecured debt outstanding that nationally-recognized credit rating agencies have rated investment grade.

    In December 1999, we closed financing and commenced construction on an 800-megawatt, combined-cycle, natural gas-fired electric generating facility in Jenks, Oklahoma. PECO Energy's Power Team will deliver natural gas to the plant and purchase the electricity under a long term power purchase agreement. This facility, which we will operate and manage, is scheduled to commence commercial operations in early 2002.

FACILITIES IN OPERATION

    Our facilities described below rely on power sales agreements for the majority of their revenues. During the fiscal year ended December 31, 1999, two regulated utility customers accounted for approximately 64% of our consolidated revenues. The failure of either of these utility customers to fulfill its contractual obligations for a prolonged period of time would have a material adverse effect on our primary source of revenues. Both of these utilities have senior, unsecured debt outstanding that nationally-recognized credit rating agencies have rated investment grade. As a result of recent growth, our future operations will be more diverse with regard to both geography and fuel source and less dependent on any single project or customer.

                                                                         OUR PERCENT     OUR NET EQUITY
                                                            PLANT         OWNERSHIP       INTEREST IN            POWER
 FACILITY             LOCATION               FUEL         MEGAWATTS        INTEREST     PLANT MEGAWATTS    PURCHASING UTILITY
------------------    --------               ----        ----------      -----------     ---------------    ------------------

Elizabethtown         Elizabethtown, NC      Coal             35            100%               35.0        CP&L*
Lumberton             Lumberton, NC          Coal             35            100                35.0        CP&L*
Kenansville           Kenansville, NC        Coal             35            100                35.0        CP&L*
Roxboro               Roxboro, NC            Coal             60            100                60.0        CP&L*
Southport             Southport, NC          Coal            120            100               120.0        CP&L*
Hopewell              Hopewell, VA           Coal            120             50.0              60.0        Virginia Power
Portsmouth            Portsmouth, VA         Coal            120            100               120.0        Virginia Power
Rocky Mount           Rocky Mount, NC        Coal            120            100               120.0        Virginia Power
Ringgold              Ringgold, PA           Gas              15.5          100                15.5        Pennsylvania
                                                                                                           Electric Company
Richmond              Richmond, VA           Coal            240            100               240.0        Virginia Power
Birchwood             King George, VA        Coal            240             50.0             120.0        Virginia Power
Cottage Grove         Cottage Grove, MN      Gas             245             73.2             179.3        Northern States
                                                                                                           Power Company
Whitewater            Whitewater, WI         Gas             245             74.2             181.8        Wisconsin Electric
                                                                                                           Power Corporation
Logan                 Logan Township, NJ     Coal            218             50.0             109.0        Atlantic City
                                                                                                           Electric
Northampton           Northampton County, PA Waste coal      110             50.0              55.0        Metropolitan Edison
Indiantown            Martin County, FL      Coal            380             50.0             190.0        Florida Power &
                                                                                                           Light
Carneys Point         Carneys Point, NJ      Coal            262             10.0              26.2        Atlantic City
                                                                                                           Electric
Panther Creek         Carbon County, PA      Waste coal       83             12.2              10.1        Metropolitan Edison
Scrubgrass            Scrubgrass
                      Township, PA           Waste coal       85             20.0              17.0        Pennsylvania Electric
Selkirk               Albany, NY             Gas             396              5.1              20.2        Con Edison &
                                                                                                           Niagara Mohawk
Cedar Bay             Jacksonville, FL       Coal            260             16.0              41.6        Florida Power &
                                                                                                           Light
Mass Power            Springfield, MA        Gas             258              1.7               4.4        Boston Edison
Gilberton             Frackville, PA         Waste coal       82             19.6              16.1        Pennsylvania Power
                                                                                                           & Light
Pittsfield            Pittsfield, MA         Gas             173             10.9              18.9        New England Power
Morgantown            Morgantown, WV         Coal/Waste       62             15.0               9.3        Monongahela Power
                                             Coal
Iroquois Gas          Long Island, NY to     -                 -              0.5               -          -
Transmission          Waddington, NY
System

----------
* Commonly-used acronym for Carolina Power & Light Company

DESCRIPTION OF FACILITIES IN WHICH WE OWN A SIGNIFICANT ECONOMIC INTEREST

Elizabethtown, Lumberton and Kenansville, North Carolina Facilities

    Our subsidiary, Cogentrix Eastern Carolina Corporation, owns and operates three 35-megawatt stoker coal-fired cogeneration plants in Elizabethtown, Lumberton and Kenansville, North Carolina.

    The Elizabethtown, Lumberton and Kenansville facilities sell electricity to CP&L under separate power sales agreements, which were amended effective in September 1996. The power sales agreements for the Elizabethtown and Lumberton facilities expire in November 2000, and the power sales agreement for the Kenansville facility has an initial term expiring in September 2001. Each of the facilities may operate at a declared production capability of up to approximately 33 megawatts. Another subsidiary, Cogentrix, Inc., has guaranteed the performance of CECC under the power sales agreements. Alamac Knit Fabrics, Inc. purchases steam for its apparel fabrics division mills from the Lumberton facility and the Elizabethtown facility under separate steam sales agreements. Guilford Mills, Inc. purchases steam from the Kenansville facility for use in its textile manufacturing plant.

    Each of the power sales agreements provides that in the event of a termination prior to the expiration of the initial term of the power sales agreements, our project subsidiary must pay CP&L a termination charge. In the event of a material breach by the utility, our project subsidiary may terminate the power sales agreement prior to its expiration without incurring the termination charge. The termination charge is an amount equal to the excess paid for capacity and energy over what would have been paid to our project subsidiary under the state utilities commission's published rates plus interest.

    If the average production capability or electricity generated or made available during any 12-month period falls below 80% of the established contract level, a special charge will be imposed by CP&L equal to a percentage of the termination charge described above. In addition, if our project subsidiary desires to terminate the power sales agreement prior to its expiration and a substitute operator satisfactory to the utility is not secured, our project subsidiary must pay to the utility the termination charge described above plus an amount equal to the depreciated installed cost of the interconnection facilities relating to the plant.

Roxboro and Southport, North Carolina Facilities

    Our subsidiary, Cogentrix of North Carolina, Inc., operates two stoker coal-fired cogeneration plants in Roxboro and Southport, North Carolina, which are owned by another wholly-owned project subsidiary of Cogentrix Energy.

    The Roxboro and Southport facilities sell electricity under separate power sales agreements, each having an initial term expiring in December 2002. The 60-megawatt Roxboro facility may operate at a declared production capability of up to 56 megawatts and the 120-megawatt Southport facility may operate at a declared production capability of up to 107 megawatts. Cogentrix, Inc., has guaranteed the performance of our project subsidiary under the power sales agreements. Collins & Aikman Corporation purchases process steam for its textile manufacturing facility from the Roxboro facility and Archer-Daniels-Midland Company purchases steam for its pharmaceutical and chemical manufacturing company from the Southport facility.

    Each of the power sales agreements provides that in the event our project subsidiary desires to terminate the power sales agreement or abandons the Roxboro or Southport facility, our project subsidiary must pay the utility a termination charge. Such termination charge will be equal to the sum of the following:

    o the depreciated installed cost of the interconnection facilities relating to the plant

    o the cost incurred by the utility to replace the production capability provided by the Roxboro or Southport facility in excess of the fixed payments which would have been made to our project subsidiary for the Roxboro or Southport facility

    o a carrying charge equal to the overall pretax cost of capital allowed to the utility by the retail rate order of the state utilities commission in effect during the time the energy credits were received.

Hopewell, Virginia Facility

    Our facility, located in Hopewell, Virginia, is a 120-megawatt stoker coal-fired cogeneration facility owned and operated by a general partnership, in which a 50% general partnership interest is owned by one of our subsidiaries. The remaining 50% partnership interest is owned by Capistrano Cogeneration Company, a subsidiary of Edison Mission Energy.

    The Hopewell facility provides declared production capability of up to 92.5 megawatts to Virginia Power under a power sales agreement which expires in January 2008. If the power sales agreement is terminated prior to the end of its initial or any subsequent term other than due to a default by Virginia Power, the project partnership must pay a penalty to Virginia Power. The amount of the penalty is the difference between payments for production capability already made and those that would have been allowable under the applicable "avoided cost" schedules of the utility plus interest. Allied-Signal Corporation purchases steam from the Hopewell facility.

Portsmouth, Virginia Facility

    Our facility located in Portsmouth, Virginia is a 120-megawatt stoker coal-fired cogeneration facility. The Portsmouth facility provides Virginia Power declared production capability of up to 115 megawatts under a power sales agreement which expires in June 2008. The Portsmouth facility also sells process steam to BASF Corporation and Celanese Chemical, Inc.

    If the power sales agreement for this facility is terminated prior to the end of its initial or any subsequent term other than due to a default by Virginia Power, then our project subsidiary must pay a penalty to Virginia Power. The amount of the penalty is the difference between payments for production capability already made and those that would have been allowable under the applicable "avoided cost" schedules of Virginia Power plus interest.

Rocky Mount, North Carolina Facility

    Our facility located near Rocky Mount, North Carolina is a 120-megawatt stoker coal-fired cogeneration plant. Under a power sales agreement with North Carolina Power Company, a division of Virginia Power, the Rocky Mount facility provides declared production capability of 115.5 megawatts of electricity for an initial term expiring in October 2015. In addition, steam from the Rocky Mount facility is sold to Abbott Laboratories.

    The power sales agreement for this facility provides that in the event the state utility commission prohibits North Carolina Power from recovering from its customers payments made by North Carolina Power under the power sales agreement to our project subsidiary, our project subsidiary would recognize a reduction in payments received under the power sales agreement after the 18th anniversary of commencement of commercial operations of the facility to the extent necessary to repay North Carolina Power the amount disallowed by the utility commission with interest. In light of this provision in the power sales agreement, the project lender for the Rocky Mount facility has established a reserve account, which is required to be funded at any time a disallowance of payments occurs or, from and after January 1, 2004, any meritorious filing with the utility commission challenging the pass-through of payments made by the utility under the power sales agreement is made.

    If a disallowance event occurs during the period from 1998 through 2002, then 25% of cash flow from the facility must be deposited to the regulatory disallowance reserve account until the balance of such account is equal to the amount required to be funded. If a disallowance event occurs during the period from 2003 through 2013, then 100% of the cash flow from the facility must be deposited to the reserve account until the balance of the reserve account is equal to the amount required to be funded. The amount required to be funded in such account is an amount equal to the lesser of:

    o Projected reduction in cash flows from 2009 through 2013 as a result of the disallowance of payments made by the utility and,

    o The amount of our project subsidiary's debt outstanding at September 30, 2008.

    If the number of days in any year in which the Rocky Mount facility is unable to generate electricity in an amount equal to its declared production capability is more than the greater of 25 days or ten percent of the total number of days the facility was required by North Carolina Power to operate, then the fixed payments under the contract for that period will be reduced by four percent for each excess day. In the event testing indicates that the Rocky Mount facility's dependable production capability is less than 90% of the declared production capability, our project subsidiary will be obligated to pay annual liquidated damages to North Carolina Power. A letter of credit has been posted by our project subsidiary in favor of North Carolina Power to secure its obligations to perform under the power sales agreement.

Ringgold, Pennsylvania Facility

    Our facility located in Ringgold, Pennsylvania, is a 15.5-megawatt gas-fired cogeneration facility using an internal combustion engine fueled primarily by natural gas. Pennsylvania Electric Company purchases energy from the facility. Under the power sales agreement, the failure of our facility to generate and sell electricity throughout the term of the agreement at an annual average level which is at least equal to 85% of the average output achieved during a rolling three-year period of operation would result in the payment of a penalty.

    In January 1998, we signed an agreement with Pennsylvania Electric Company to terminate this facility's power purchase agreement. This termination agreement was the result of a request for proposals from the utility to buy-back or restructure power sales agreements issued to all major operating independent power projects in its territory in April 1997. The termination agreement provides for a payment to our project subsidiary of approximately $20.4 million, which will be sufficient to retire all of the project subsidiary's outstanding debt. The buy-back of the power purchase agreement is subject to the issuance of a satisfactory final order by the Pennsylvania Public Utility Commission granting Pennsylvania Electric Company the authority to fully recover from its customers the consideration paid under the buyout agreement. We do not expect the termination of this facility's power purchase agreement, if it occurs, to have an adverse impact on our consolidated results of operations or financial position.

    The Ringgold facility provides hot water to a 10-acre greenhouse owned by our project subsidiary which is leased to and operated by Village Farms, L.P. The lease has a ten-year term, which may be extended with our consent.

Richmond, Virginia Facility

    Our 240-megawatt stoker coal-fired cogeneration plant in Richmond, Virginia provides 209 megawatts of declared production capability to Virginia Power under two 25-year power sales agreements expiring in 2017. Our Richmond facility also provides steam to E. I. DuPont de Nemours & Company.

    Each of the power sales agreement provides that in the event the state utilities commission prohibits Virginia Power from recovering from its customers payments made by Virginia Power to our project subsidiary, our subsidiary would recognize a reduction in payments received under such power sales agreements after the 18th anniversary of commencement of commercial operations of the facility to the extent necessary to repay the amount of the disallowed payments to Virginia Power with interest.

    If the number of days in any year in which the Richmond facility is unable to generate electricity in an amount equal to its declared production capability is more than the greater of 25 days or ten percent of the total number of days the facility was required by Virginia Power to operate, the fixed payments under the contract for that period will be reduced by four percent for each excess day. In the event testing indicates that the facility's dependable production capability is less than 90% of the declared production capability, our subsidiary will be obligated to pay annual liquidated damages to Virginia Power. Our project subsidiary has letters of credit in favor of Virginia Power to secure its obligations to perform under the power sales agreements.

    Our project subsidiary purchased one of the power sales agreements from WV Hydro, Inc. In connection with the purchase and in consideration of certain consulting arrangements, our subsidiary has continuing obligations to make payments to an affiliate of WV Hydro, in an aggregate amount ranging from $250,000 to $750,000, each year through 2003, from excess facility cash flow. If excess facility cash flow for any year is insufficient to pay the $250,000 minimum amount, the deficiency will be carried forward and is payable from excess facility cash flow, if any, in future years. In addition, our subsidiary is obligated to pay an amount ranging from 3 to 3.5 percent of the net proceeds payable to our subsidiary upon any sale, disposition or refinancing of the Richmond facility after payment of senior and subordinated project financing debt and expenses.

Birchwood, Virginia Facility

    Through an indirect, wholly-owned subsidiary we have a 50% interest in a partnership that owns a 240-megawatt stoker coal-fired cogeneration facility in King George, Virginia. The Southern Company, a public utility holding company, owns the remaining 50% of the facility. The 36-acre greenhouse located adjacent to the facility, which is jointly owned by us and The Southern Company, uses steam from the facility. An affiliate of The Southern Company manages and operates and maintains the Birchwood facility.

    The Birchwood facility provides up to 202 megawatts of declared production capability to Virginia Power under a power sales agreement which expires in 2021. The power sales agreement provides that in the event the state utilities commission prohibits Virginia Power from recovering from its customers payments made by Virginia Power to our project subsidiary, the partnership that owns the facility would recognize a reduction in payments received under the power sales agreement after the 20th anniversary of commencement of commercial operations of the facility to the extent necessary to repay the amount of the disallowed payments to Virginia Power with interest.

    If this facility is unable to operate within the parameters established by Virginia Power under the power sales agreement, the fixed payments under the agreement for the period the facility is not able to do so are subject to reduction. In the event testing indicates that the facility's dependable production capability is less than 90% of the declared production capability, the partnership will be obligated to pay annual liquidated damages to Virginia Power. The partnership has posted a letter of credit in favor of Virginia Power to secure its obligations to perform under the power sales agreement.

Cottage Grove, Minnesota Facility

    Our Cottage Grove facility is a 245-megawatt combined-cycle, natural gas-fired cogeneration facility in Cottage Grove, Minnesota. One of our wholly-owned indirect subsidiaries is the sole general partner of the partnership that owns the facility with a 1% partnership interest. Another wholly-owned indirect subsidiary of ours owns an approximate 72.2% limited partnership interest in Cottage Grove. An affiliate of Tomen Power Corporation owns the remaining approximate 26.8% limited partnership interest.

    The Cottage Grove facility provides 245 megawatts of declared production capability to Northern States Power Company measured at summer conditions and 262 megawatts of declared production capability measured at winter conditions under a power sales agreement which expires in 2027. Fixed payments are subject to adjustment on the basis of performance-based factors which reflect the Cottage Grove facility's semiannually tested production capability and its rolling 12-month average and on-peak availability. Fixed payments are also adjusted for transmission losses or gains relative to a reference plant. The Cottage Grove facility also sells steam to Minnesota Mining and Manufacturing Company.

    Currently, Northern States Power Company is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement provides, however, that following the tenth anniversary of the commercial operation date, if Northern States Power Company fails to obtain or is denied authorization by any governmental authority having jurisdiction over its retail rates and charges, granting it the right to recover from its customers any payments made under the power sales agreement, the disallowed amounts will be monitored in a tracking account and the unpaid balance in the tracking account shall accrue interest. Within 30 days after the first mortgage bonds issued to finance the construction of the facility have been fully retired, Northern States Power Company may begin reducing payments to the partnership that owns the facility to ensure the payments are in line with Minnesota Public Utility Commission rates and begin amortizing the balance in the tracking account. Should Northern States Power Company exercise its right to reduce payments, the maximum reduction is 75% of the payment otherwise due for the period.

    We manage and administer the partnership's business with respect to the Cottage Grove facility, and provide certain management and administrative services to the general partner of the partnership. Also, one of our wholly-owned subsidiaries operates the facility pursuant to an O&M Agreement with the partnership.

Whitewater, Wisconsin Facility

    Our Whitewater facility is a 245-megawatt combined-cycle, natural gas-fired cogeneration facility in Whitewater, Wisconsin. One of our wholly-owned indirect subsidiaries is the sole general partner of the general partnership that owns the facility with a 1% general partnership interest. Another wholly-owned indirect subsidiary of ours owns an approximate 73.2% limited partnership interest. An affiliate of Tomen Power Corporation owns the remaining approximate 25.8% limited partnership interest.

    The Whitewater facility provides approximately 236.5 megawatts of declared production capability to Wisconsin Electric Power Company under a power sales agreement which expires in 2022. The Whitewater facility may also sell to third parties up to 12 megawatts of electric production capability and any energy which the utility does not dispatch. Fixed payments from the utility are subject to adjustment on the basis of performance-based factors which reflect the Whitewater facility's semiannually tested production capability and average and on-peak availability for the preceding contract year.

    The fixed payments from the utility may be reduced to the extent that the utility's senior debt is downgraded by any two of Standard & Poor's Corporation, Moody's Investors Services, Inc. and Duff & Phelps as a result of the utility's long-term power purchase obligations under the power purchase agreement for the Whitewater facility. So long as the partnership's first mortgage bonds issued to finance construction of the facility are outstanding, the reduction may not exceed the level necessary to cause the partnership's debt service coverage ratio to be less than 1.4 in any one month, with such ratio calculated on a rolling average of the four fiscal quarters immediately preceding the proposed adjustment. After the partnership's first mortgage bonds have been repaid, the reduction may not exceed 50% of the partnership's revenues minus expenses. Reductions precluded by application of these limitations are accumulated in a tracking account with interest accruing at a specified rate. Tracking account balances are to be repaid when possible, subject to the limitations described above, or may be applied to the price of the utility's option to purchase the Whitewater facility at the expiration of the power sales agreement.

    Currently, Wisconsin Electric Power Company is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement provides, however, if at any time the utility is denied rate recovery from its customers of any payment to be made under the power sales agreement by an applicable regulatory authority, the utility's payments may be correspondingly reduced, subject to contractually specified limitations. While the partnership's first mortgage bonds are outstanding, the fixed payments may be reduced by the annual regulatory disallowance provided that the reduction may not cause the partnership's debt service coverage ratio to be less than 1.4 in any month calculated on a rolling average of the four fiscal quarters preceding the proposed adjustment. After the outstanding first mortgage bonds are repaid, reductions may not exceed 50% of the Whitewater facility's revenues minus expenses. Reductions precluded by these restrictions are accumulated in a tracking account with repayment subject to the same provisions as for bond downgrading adjustments discussed above.

    The Whitewater facility sells steam to the University of Wisconsin -- Whitewater under a steam supply agreement expiring in 2005. The facility also sells hot water to a greenhouse located adjacent to the facility. FloriCulture, Inc., an affiliate of the partnership that owns the Whitewater facility, has entered into an operational services agreement pursuant to which FloriCulture provides all services necessary to produce, market and sell horticulture products and to operate and maintain the greenhouse facility.

    We manage and administer the partnership's business with respect to the Whitewater facility, and provide management and administrative services to the general partner of the partnership. Also, one of our wholly-owned subsidiaries operates the facility pursuant to an O&M Agreement with the partnership.

Logan (New Jersey) Facility

    A Delaware limited partnership owns the Logan facility, which is a 218-megawatt pulverized coal-fired cogeneration generating plant located on the Delaware River in Logan Township, New Jersey. The partnership leases the Logan facility to another Delaware limited partnership. An indirect, wholly-owned subsidiary of Holdings, owns a 50% general partnership interest in each of the first limited partnership and each of the partners of the second limited partnership. An indirect, wholly-owned subsidiary of PG&E Generating Co. ("PG&E") is the sole limited partner in each of the first partnership and the partners of the second limited partnership, owning a 1% limited partnership interest. The PG&E subsidiary also owns a 49% general partnership interest in each of the first partnership and each of the partners of the second limited partnership.

    The Logan facility, which began operation in September 1994, provides up to 203 megawatts of declared production capability to Atlantic City Electric Company under a power sales agreement which expires in 2024. The Logan facility has the capability to provide up to approximately 15 megawatts of excess production capability and energy to third parties. The Logan facility sells steam to Solutia, Inc.

    If the net deliverable production capability of the Logan facility falls below 190,000 kilowatts, then the partnership that owns the facility must pay liquidated damages to the utility in an amount calculated using a formula that reflects both the amount of the deficiency and the rate those mid-Atlantic electric utilities who are members of a mid-Atlantic regional power pool and fail to satisfy their capacity obligations to the pool must pay to the other members who make up the deficiency.

    An affiliate of PG&E operates the Logan facility pursuant to an operation and maintenance agreement with an initial term expiring in 2004. PG&E provides management services pursuant to a management services agreement which expires in 2027.

Northampton (Pennsylvania) Facility

    A Delaware limited partnership owns this 110-megawatt anthracite waste coal-fired electric generating facility in Northampton County, Pennsylvania. An indirect, wholly-owned subsidiary of Holdings owns a 50% general partnership interest in this partnership. An indirect, wholly-owned subsidiary of PG&E owns an aggregate 50% equity interest in the partnership that owns this project, which consists of a 48% general partnership interest and 2% limited partnership interest.

    The Northampton facility, which began operation in September 1995, provides electric energy to Metropolitan Edison Company pursuant to a power sales agreement which expires in 2020. Capacity in excess of 89 megawatts may be sold to third parties, but no energy from the Northampton facility may be sold to any entity other than Metropolitan Edison.

    The Northampton facility is not directly interconnected to Metropolitan Edison's electric system and accordingly requires an electric utility that is interconnected with Metropolitan Edison's electric system to transmit the Northampton facility's output to Metropolitan Edison. Pursuant to a transmission service agreement (which expires in 2020) with Pennsylvania Power & Light Company, that utility transmits the Northampton Facility's net electric energy to Metropolitan Edison's existing electric system.

    In the event the Northampton facility's annual average delivery of electricity for any year following the commercial operation date during on-peak hours is less than 85% of the Northampton facility's annual average delivery of electricity during the on-peak hours for the prior three years, the partnership that owns the facility is obligated to make a penalty payment to Metropolitan Edison. During the first 11 years of the power sales agreement commencing with the commercial operation date, the penalty payment will equal the difference between 85% of the annual average on-peak electricity delivered in the prior three years and the actual on-peak electricity delivered in the year to which the penalty relates times 3.4(cent) per kWh. After the eleventh year of the power sales agreement, the penalty payment will be calculated as above, except that the rate of 3.4(cent) per kWh shall be adjusted annually according to changes in the Gross Domestic Product Implicit Price Deflator.

    Based on its use of waste coal as its primary fuel source, the Federal Energy Regulatory Commission has certified the Northampton facility as a "qualifying small power production facility".

    An affiliate of PG&E Generating Company operates and maintains the Northampton facility pursuant to an operation and maintenance agreement with an initial term expiring in 2020. PG&E Generating Company provides management and administration services for the Northampton facility pursuant to a management services agreement with an initial term expiring in 2020.

    In addition to the partners' original equity contributions to the partnership that owns the Northampton facility, the partners have posted letters of credit or corporate guarantees in an aggregate amount of $9 million as a standby equity commitment to be used for certain fuel-related costs. They have also posted a letter of credit in the amount of $2.2 million as a standby equity commitment to be used solely to establish the bank debt service reserve fund for the exclusive benefit of the banks. Cogentrix provides letters of credit or corporate guarantees for 50% of those standby equity commitments.

Indiantown (Florida) Facility

    A Delaware limited partnership owns this 380-megawatt pulverized coal-fired cogeneration facility located in Martin County, Florida. An entity controlled by PG&E owns a 50% general partnership interest in the partnership, and we own a 50% general partnership interest. The Indiantown facility began operation in December 1995 and sells steam to Caulkins Indiantown Citrus Company.

    The Indiantown facility provides 330 megawatts of declared production capability to Florida Power & Light Company under a power sales agreement which expires in 2025. Fixed payments by Florida Power & Light are subject to adjustment on the basis of the Indiantown facility's actual production capability.

    Currently, Florida Power & Light is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement contains a provision, which provides that if Florida Power & Light at any time is denied authorization to recover from its customers any payments to be made under the power sales agreement, Florida Power & Light may, in its sole discretion, adjust payments under the power sales agreement to the amount it is authorized to recover from its customers. The utility may also require the partnership that owns the facility to return payments subsequently disallowed by the regulatory agency. If the obligations of Florida Power & Light and the partnership that owns the facility are materially altered due to the operation of this provision in the agreement, the partnership may terminate the power sales agreement upon 60 days' notice. The partnership and Florida Power & Light must then in good faith attempt to negotiate a new power sales agreement or any agreement for transmission of the Indiantown facility's capacity and energy to another investor-owned, municipal, or cooperative electric utility interconnected with Florida Power & Light in Florida.

    An affiliate of PG&E Generating Company provides operation and maintenance services for the Indiantown facility pursuant to an operating agreement which expires in 2025. PG&E Generating Company manages and administers the business of the partnership that owns the facility pursuant to a management service agreement which expires in 2029.

Carneys Point (New Jersey) Facility

    A Delaware limited partnership owns this 262-megawatt pulverized coal-fired cogeneration facility located within the grounds of the DuPont Chamber Works, a chemical complex in Carneys Point, New Jersey. The partnership leases the Carneys Point facility to a partnership of wholly-owned subsidiaries of PG&E Generating Company. Lease payments are structured to equal project cash flow, and the lessee partnership derives no net cash flow or benefit from the lease. We own a 10% general partnership interest in the limited partnership that owns the facility. The other general partner is an indirect, wholly-owned subsidiary of PG&E, which owns a 50% general partnership interest. The sole limited partner is an indirect, wholly-owned subsidiary of General Electric Capital Corporation, which owns a 40% limited partnership interest.

    The Carneys Point facility began operation in March 1994. The facility provides Atlantic City Electric Company with 187.6 megawatts in the summer months and 173.2 megawatts in the winter months for an annual average of 180.4 megawatts. If the actual available production capability falls below 95% of the respective production capability requirement for the winter or summer period, the partnership that owns the facility must make a deficiency payment to the utility until actual production capability for such period reaches 95% of the production capability requirements for the period.

    Under an energy services agreement, the Carneys Point facility sells steam and up to 40 megawatts of electricity to DuPont. The Carneys Point facility has the capability to sell an average of approximately 30 megawatts of excess production capability and energy to third parties.

    An affiliate of PG&E Generating Company operates the Carneys Point facility under an operation and maintenance agreement with an initial term expiring in 2004. PG&E Generating Company provides management services for the facility pursuant to a management services agreement with a term expiring in 2018.

PRINCIPAL CUSTOMERS

    Electric utility customers accounting for more than ten percent of our consolidated revenue for the fiscal years ended December 31, 1999, 1998 and 1997 were as follows:

                                                  FISCAL YEAR ENDED
                                                     DECEMBER 31,
                                            1999         1998         1997
                                        ----------   ----------       ----

    CP&L.................................    17%         19%           22%
    Virginia Power.......................    47%         50%           64%

    As a result of our recent growth, our future operations will be more diverse with regard to both geography and fuel source and less dependent on any single project or customer.

REGULATION

    Our plants are subject to federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of electric generating facilities. Federal laws and regulations govern transactions, types of fuel utilized, the type of energy produced and power plant ownership. State regulatory commissions must approve the rates and, in some instances, other terms under which utilities purchase electricity from independent producers. These state commissions may have broad jurisdiction over non-utility owned power plants. Power plants also are subject to laws and regulations governing environmental emissions and other substances produced by a plant, along with the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before construction or operation of a power plant commences and that the power plant operates in compliance with them. We strive to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times we have been in non-compliance.

Energy Regulations

    QFS UNDER THE PUBLIC UTILITY REGULATORY POLICIES ACT OF 1978. All of our current operating facilities are classified as a qualifying facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). QFs are relieved of compliance with extensive federal, state and local regulations that control the development, financial structure and operation of power plants and cost-of-service based ratemaking to determine the prices at which electric generating facilities sell energy. In order to be a QF, a cogeneration facility must sequentially produce both electricity and useful thermal energy for non-mechanical or non-electrical uses in specified proportions to the facility's total useful energy output. A QF utilizing oil or natural gas as fuel also must meet energy efficiency standards. A small power production facility may be a QF if it uses alternative fuels as its primary energy input, subject to limitations on fossil fuel input and size for the facility. Finally, a QF must not be controlled or more than 50% owned by an electric utility or by an electric utility holding company, or a subsidiary of either or any combination thereof.

     PURPA exempts QFs from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and, except under limited circumstances, state rate and financial regulations.
These exemptions are important to us and our competitors.

    In the absence of a power sales agreement, regulations adopted by the Federal Energy Regulatory Commission ("FERC") require utilities to purchase electricity generated by QFs at a price based on the purchasing utility's full "avoided cost," and that the utility sell back-up power to the QF on a non-discriminatory basis. Avoided costs are the incremental costs to a utility of electric energy or capacity, or both, which, but for the purchase from QFs, the utility would generate for itself or purchase from another source. Due to increasing competition for utility contracts, the current practice is for most power sales agreements to be awarded below avoided cost.

    We endeavor to minimize the risk of our facilities losing their QF status. The occurrence of events outside our control, such as loss of a steam customer, could jeopardize QF status. While the facilities usually would be able to react in a manner to avoid the loss of QF status by, for example, replacing the steam customer or finding another use for the steam which meets PURPA's requirements, there is no certainty that the alternative implemented would be practicable or economic.

    If one of our facilities were to lose its status as a QF, the subsidiary could lose its exemptions from PUHCA and the FPA and from state laws and regulations. This could subject the subsidiary to regulation under the FPA and, in such event, would result in Holdings inadvertently becoming a public utility holding company. Our other facilities could in turn lose their QF status. Moreover, loss of QF status could result in utility customers terminating their power sales agreement with the nonqualifying facility. If loss of QF status were threatened for a facility, we could avoid holding company status and thereby protect the QF status of our other facilities by applying to the FERC to obtain exempt wholesale generator ("EWG") status for the owner of the nonqualifying facility. See "-EWGs under the Energy Policy Act of 1992" herein. Alternatively, the FERC may grant a limited waiver to the QF that would provide continued exemption under PUHCA, provided the facility's rates were regulated under the FPA.

    EWGS UNDER THE ENERGY POLICY ACT OF 1992. The passage of the Energy Policy Act has significantly expanded the options available to independent power producers with respect to their regulatory status. In addition to or in lieu of QF status, an independent power producer selling exclusively at wholesale now can also apply to the FERC to be granted status as an EWG. Except for existing cost-of-service based facilities for which state consents are required, any owner of a facility may apply for status as an EWG. An EWG, like a QF, is exempt from regulation under PUHCA. However, EWG status does not exempt a facility from FERC and state public utility commission ("PUC") regulatory reviews, which may be more expansive than those applicable to QFs. Several of Holdings' facilities, which are QFs, have also been determined to be EWGs. In addition, several project subsidiaries developing new generating facilities have also been determined to be EWGs.

    FOREIGN INVESTMENTS UNDER THE ENERGY POLICY ACT. The Energy Policy Act has also expanded the options for companies that wish to invest in foreign enterprises that own power production facilities outside the United States. Amendments to PUHCA in the Energy Policy Act provide that a domestic company making such an investment may avoid "holding company" status or other regulation under PUHCA, if the foreign enterprise obtains EWG status or files a notice with the Securities and Exchange Commission that it is a foreign utility company ("FUCO").

    PUHCA. Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" is a "holding company" and is subject to registration with the Securities and Exchange Commission and regulation under PUHCA, unless eligible for an exemption. Under the Energy Policy Act and PURPA, EWGs, FUCOs, and owners and operators of QFs are deemed not to be public utility companies under PUHCA. Momentum is growing in Congress for the repeal of PUHCA, as more legislators adopt the view that this statute has outlived its purpose. Elimination of PUHCA would enable more companies to consider owning generating and transmission assets, would permit "single state" utility systems to expand beyond their state borders, and would permit companies that are currently in registered holding company systems to diversify their investments to a greater extent than now permitted. This could attract more competitors to the power development and power marketing business. We believe that we are well positioned, however, to meet stronger competition and, indeed, may be able to pursue more investment opportunities made available by the repeal of PUHCA.

    FPA. The FPA grants the FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce, including ongoing as well as initial rate jurisdiction, which enables the FERC to revoke or modify previously approved rates. While QFs under PURPA typically are exempt from the traditional rate-making and certain other provisions of the FPA, projects not qualifying for QF status, for example, most EWGs, are subject to the FPA and to FERC rate making jurisdiction. Power marketers are also subject to FERC review of their wholesale rates, and to FERC oversight of various business dealings such as corporate reorganizations. Pursuant to the FPA, our power marketing subsidiary has filed its wholesale electric power rates with the FERC and obtained authorization to sell electric power at rates set by supply and demand in the marketplace. In addition, the Logan facility and certain other facilities in which Holdings owns a small interest have filed their rates with the FERC and obtained authorization to sell all of their power pursuant to those rates. Several of our projects under development have also filed and obtained from FERC market-based rates for sales of power from these facilities.

    STATE REGULATION. PUCs regulate retail rates of electric utilities and, in many states, power sales agreements from independent power producers. In addition, states have been delegated the authority to determine utilities' avoided costs under PURPA. PUCs often will pre-approve agreements with prices that do not exceed avoided costs, because such contracts often have been acquired through a competitive or market-based process. Recognizing the competitive nature of the acquisition process, many PUCs will permit utilities to "pass through" expenses associated with a power sales agreement with an independent power producer. In addition, retail sales of electricity or steam by an independent power producer may be subject to PUC regulation, depending on state law.

    EWGs are subject to broad regulation by PUCs, ranging from the requirement of certificates of public convenience and necessity to regulation of organizational, accounting, financial and other corporate matters. In addition, states may assert jurisdiction over the siting and construction of EWGs as well as QFs and over the issuance of securities and the sale or other transfer of assets by these facilities. Many state utility commissions and state legislatures are actively seeking ways to lower electric power costs at the retail level, including options that would permit or compel competition at the retail level. Federal legislation that would require states to permit retail competition is also being given serious consideration. An opening of the retail market would create tremendous opportunities for companies that have until now been limited to the wholesale market. At the same time, state commissions are pressuring the utilities they regulate to cut purchased power costs through strict enforcement of existing contracts with QFs and EWGs, many of which are considered to be overpriced. State commissions are also encouraging efforts by utilities to buy out or buy down such contracts.

    PROPOSED LEGISLATION. In addition to federal legislative initiatives, the state commissions or state legislatures of many states are considering, or have considered, whether to open the retail electric power market to competition. These initiatives are generally called "retail access" or "customer choice". Such "customer choice" plans typically allow customers to choose their electricity suppliers by a certain date. Retail competition is possible when a customer's local utility agrees, or is required, to "unbundle" its distribution service, that is, the delivery of electric power to retail customers through its local distribution lines, from its transmission and generating service.

    The competitive price environment that will result from retail competition may cause utilities to experience revenue shortfalls and deteriorating creditworthiness. However, most, if not all, state plans will insure that utilities receive sufficient revenues, through a distribution surcharge if necessary, to pay their obligations under existing long-term power purchase contracts with QFs and EWGs, including the above-market rates, or "stranded investment" costs, provided for in such contracts. Many states will also provide that the stranded investment costs will be "securitized" through new financial instruments. On the other hand, QFs and EWGs may be subject to pressure to lower their contract prices or to renegotiate contracts in an effort to reduce the "stranded investment" costs of their utility customers.

    Retail access programs may provide Holdings with additional opportunities to provide power from our projects to industrial users or power marketers.

    TRANSMISSION AND WHEELING. Under the FPA, the FERC regulates the rates, terms and conditions for electricity transmission in interstate commerce. The FERC's authority under the FPA to require electric utilities to provide transmission service to QFs and EWGs was significantly expanded by the Energy Policy Act. Except when market factors such as an exceptional site or power sales opportunity warrant it, we generally attempt to site our facilities within the utility customer's service area, and thus avoid the need to utilize wheeling. The new provisions of the Energy Policy Act, however, and actions taken by the FERC under the FPA have improved transmission access and pricing for independent power producers like us.

    In April 1996, the FERC issued a rulemaking order under the FPA, Order 888, requiring all jurisdictional public utilities to file "open access" transmission tariffs. Compliance with Order 888 has been virtually universal. However, many utilities are seeking permission from the FERC to recover for "stranded investment" through add-ons to their transmission rates. To the extent that the FERC permits such charges, the cost of transmission may be too high on some systems to be of practical use to wholesale sellers like Cogentrix.
Therefore, the full value of Order 888 remains to be determined.

    The FERC is also encouraging the voluntary restructuring of transmission operations through the use of independent system operators and regional transmission groups. Such entities may create efficiencies for traditional utilities, but are not likely to have a substantial impact on power developers and power marketers like Cogentrix.

Environmental Regulations -- United States

    The construction and operation of power projects are subject to extensive environmental protection and land use regulation in the United States. Those regulations applicable to Holdings primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, waste disposal and noise regulation. These laws and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and approvals from federal, state and local agencies. If such laws and regulations are changed and our facilities are not grandfathered, extensive modifications to power project technologies and facilities could be required.

    We expect that environmental regulations will continue to become more stringent as environmental legislation previously passed becomes implemented and new laws are enacted. Accordingly, we plan to continue a strong emphasis on implementation of environmental standards and procedures at the facilities we operate and at our other facilities to minimize the environmental impact of energy generation at these facilities.

    CLEAN AIR ACT. In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "1990 Amendments") which affect existing facilities as well as new project development. The original Clean Air Act of 1970 set guidelines for emissions standards for major pollutants from newly-built sources. All of the facilities we operate are in compliance with federal performance standards mandated for such facilities under the Clean Air Act and the 1990 Amendments. The 1990 Amendments attempt to reduce emissions from existing sources -- particularly large older facilities that were exempted from certain regulations under the original Clean Air Act.

    The 1990 Amendments create a marketable commodity called a sulfur dioxide ("SO(2)") "allowance." All non-exempt facilities over 25 megawatts that emit SO(2), including independent power plants, must obtain allowances in order to operate after 1999. Each allowance gives the owner the right to emit one ton of SO(2). The 1990 Amendments exempt from the SO(2) allowance provisions all independent power projects which were operating, under construction or with power sales agreements or letters of intent as of November 15, 1990, as well as facilities outside the contiguous 48 states. As a result, most of the facilities we operate are exempt. The non-exempt facilities we operate have determined their need for allowances and have accounted for these requirements in their operating budgets and financial forecasts. In the future, the facilities we expect to develop will continue to rely on "clean low sulfur coal," with flue gas desulfurization technology or natural gas technology. We believe that the additional costs of obtaining the number of allowances needed for future projects should not materially affect our ability to develop such projects.

    The 1990 Amendments also contain other provisions that could affect our projects. Provisions dealing with geographical areas the EPA has designated as in "nonattainment" with national ambient air quality standards require that existing sources of air pollutants in a nonattainment area be retrofit with reasonably available control technology ("RACT") for all pollutants for which an area is designated nonattainment. The technology currently installed at the plants we operate should uniformly meet or exceed RACT for those pollutants. The nonattainment provisions also require that each new or expanded source of air pollutants in designated nonattainment areas must obtain emissions reductions from existing sources that more than offset the emissions from the new or expanded source. While the "offset" requirements may hamper new project development in certain geographical areas, development of new projects has and will likely continue, particularly as markets for "offsets" develop.

    The 1990 Amendments also provide an extensive new operating permit program for existing sources called the Title V permitting program. Because all of the facilities we operate were permitted under the Prevention of Significant Deterioration New Source Review Process, the permitting impact to Holdings under the 1990 Amendments at those facilities is expected to be minimal. Continuous emission monitoring systems may need to be upgraded at some facilities while the permit fees will increase operating expenses. The costs of applying for and obtaining operating air permits are not anticipated to be significant.

    The hazardous air pollutant provisions of the 1990 Amendments presently exclude electric steam generating facilities, such as our facilities. Studies of the emissions from such facilities have been submitted to Congress. Until Congress either amends the Clean Air Act further or the EPA promulgates regulations, the federal hazardous air pollutants emissions restrictions, which will be applied to our facilities and other electric steam generating facilities, will remain uncertain.

    In July 1997, the EPA promulgated more restrictive ambient air quality standards for ozone and for particulate matter: less than 25 microns in diameter -- PM-2.5. These new standards will likely increase the number of nonattainment areas for both ozone and PM-2.5. If our facilities are in these new nonattainment areas, further emission reduction requirements could result in the installation of additional control technology. In May 1999, the D.C. Circuit Court of Appeals remanded these standards. However, we will continue to track these standards and the potential impact on us.

    In addition, the Ozone Transport Assessment Group ("OTAG"), composed of state and local air regulatory officials from the 37 Eastern states, has recommended additional NO(x) emission reductions that go beyond current federal standards. These recommendations include reductions from utility and industrial boilers. In the fall of 1998, the EPA adopted regulations requiring revisions to state implementation plans ("SIPs"). These regulations implement some of the OTAG's recommendations and go beyond some of the OTAG's recommendations for reductions in NO(x) emissions. As a result of these more stringent NO(x) emission standards, we may be required to install additional NO(x) emission control technologies and/or obtain allowances from other emitters. We will continue to monitor the potential effects this proposed legislation will have on Holdings.

    In December 1999, the EPA issued a final rule requiring reductions of NOx emissions from 392 generating and other facilities in 12 Eastern and Midwestern states, including North Carolina and Virginia, by May of 2003. This rule responds to petitions by Northeastern States under CAA Section 126 for controls on upwind NOx emission sources, which the states demonstrated prevents them from attaining the ozone ambient standard. The Section 126 rule is an alternative to the NOx SIP-Call rule and is very similar in structure. We are considering all options in complying with this rule including installation of control equipment and/or purchasing of NOx allowances.

    The 1990 Amendments expand the enforcement authority of the federal government by increasing the range of civil and criminal penalties for violations of the Clean Air Act, enhancing administrative civil penalties, and adding a citizen suit provision. These enforcement provisions also include enhanced monitoring, recordkeeping and reporting requirements for existing and new facilities. On February 13, 1997, the EPA issued a regulation providing for the use of "any credible evidence or information" in lieu of, or in addition to, the test methods prescribed by regulation to determine the compliance status of permitted sources of air pollution. This rule may effectively make emission limits previously established for many air pollution sources, including ours, more stringent.

    The Kyoto Protocol regarding greenhouse gas emissions and global warming was signed by the U.S., committing to significant reductions in greenhouse gas emissions. The U.S. Senate must ratify the agreement for the protocol to take effect. The Clinton Administration has proposed a package of legislative and administrative policies to curb greenhouse gases, none of which are affected by the need for Senate ratification. Management believes that none of these policies will have a material effect on the consolidated results of operations or financial position of Holdings. Future initiatives on this issue and the effects on Holdings are unknown at this time.

    CLEAN WATER ACT. Our facilities are subject to a variety of state and federal regulations governing existing and potential water/wastewater and stormwater discharges from the facilities. Generally, federal regulations promulgated through the Clean Water Act govern overall water/wastewater and stormwater discharges through National Pollutant Discharge Elimination System permits. Under current provisions of the Clean Water Act, existing permits must be renewed every five years, at which time permit limits are under extensive review and can be modified to account for more stringent regulations. In addition, the permits have re-opener clauses which can be used to modify a permit at anytime. Several of the facilities we operate have either recently gone through permit renewal or will be renewed within the next few years. Based upon recent renewals, we do not anticipate more stringent monitoring requirements for any of the facilities we operate. We believe that we are in material compliance with applicable discharge requirements under the Clean Water Act.

    EMERGENCY PLANNING AND COMMUNITY RIGHT-TO-KNOW ACT. In April of 1997, the EPA expanded the list of industry groups required to report the Toxic Release Inventory under Section 313 of the Emergency Planning and Community Right-to-Know Act to include electric utilities. Our operating facilities are required to complete a toxic chemical inventory release form for each listed toxic chemical manufactured, processed or otherwise used in excess of threshold levels. The purpose of this requirement is to inform the EPA, states, localities and the public about releases of toxic chemicals to the air, water and land that can pose a threat to the community.

     COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorized the EPA to take any necessary response action at Superfund sites, including ordering potentially responsible parties ("PRPs") liable for the release to take or pay for such actions. PRPs are broadly defined under CERCLA to include past and present owners and operators of, as well as generators of wastes sent to a site. At present, we are not subject to liability for any Superfund matters and take measures to assure that CERCLA will not apply to properties we own or lease. However, we do generate certain wastes in the operation of our plants, including small amounts of hazardous wastes, and send certain wastes to third-party waste disposal sites. As a result, there can be no assurance that we will not incur liability under CERCLA in the future.

     RESOURCE CONSERVATION AND RECOVERY ACT ("RCRA"). RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous wastes. We are exempt from the solid waste requirements under RCRA regarding coal combustion by-products. We are classified as a conditionally exempt small quantity generator of hazardous wastes at all of our facilities. We will continue to monitor regulations under this rule and will strive to maintain the exempt status.

EMPLOYEES

     At December 31, 1999, we employed 410 people, none of whom is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

    Our significant, operating properties are listed and described in the section entitled "Business -- Facilities in Operation."

    We believe that our facilities and properties have been satisfactorily maintained, are in good condition, and are suitable for our operations.

ITEM 3.  LEGAL PROCEEDINGS

Claims and Litigation

    One of our indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent the subsidiary in the defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations or our ability to generate sufficient cash flow to service our outstanding debt.

    In addition to the litigation described above, we experience other routine litigation in the normal course of business. Our management is of the opinion that none of this routine litigation will have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

(a) Market Information - There is no established market for our common stock, which is closely held.

(b) Principal Shareholders - All of the issued and outstanding shares of common stock of Cogentrix Delaware Holdings, Inc. are owned by our Parent, Cogentrix Energy.

(c) Dividends - Our project subsidiaries and unconsolidated affiliates have generated sufficient cash flow for the years ended December 31, 1999 and 1998, to service their debt and allow us to pay $141,873,000 and $97,604,000 in dividends to our parent, Cogentrix Energy.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial data as of and for the three fiscal years ended December 31, 1999, the six-month periods ended December 31, 1997 and 1996 and the fiscal year ended June 30, 1997, and should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The selected consolidated financial information as of and for each of the three fiscal years ended December 31, 1999, the six-month period ended December 31, 1997 and 1996 and the fiscal year ended June 30, 1997 presented below has been derived from our consolidated financial statements.

         Effective January 1, 1998, we changed our fiscal year to commence on January 1 and conclude on December 31 of each year. Our fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year.

                                                                                               SIX-MONTH PERIOD          YEAR ENDED
                                                       YEARS ENDED DECEMBER 31,               ENDED DECEMBER 31,          JUNE 30,
                                              ---------------------------------------      ------------------------      ---------
                                                 1999           1998           1997          1997          1996             1997
                                              ---------      ---------      ---------      ---------      ---------      ---------

Operating revenue:
  Electric                                    $ 294,185      $ 293,083      $ 307,104      $ 154,810      $ 162,909      $ 315,203
  Steam                                          25,236         25,043         26,123         12,721         13,284         26,686
  Lease                                          44,697         34,715             --             --             --             --
  Service revenue under capital leases           43,888         34,470             --             --             --             --
  Income from unconsolidated investments
    in power projects                            25,464          6,474          1,412          1,186            348            574
  Other                                          18,964         15,908         13,264          7,370          4,556         10,450
                                              ---------      ---------      ---------      ---------      ---------      ---------
    Total operating revenue                     452,434        409,693        347,903        176,087        181,097        352,913
                                              ---------      ---------      ---------      ---------      ---------      ---------

Operating expenses:
  Operating costs                               222,730        210,590        210,580         93,689        108,348        204,446
  General, administrative and development         1,502            515          2,005         10,988          8,056         19,568
  Depreciation and amortization                  41,583         40,988         40,429         19,741         18,179         38,775
  Loss on impairment and cost of removal
    of cogeneration facilities                       --             --             --             --         65,628         65,628
                                              ---------      ---------      ---------      ---------      ---------      ---------
    Total operating expenses                    265,815        252,093        253,014        124,418        200,211        328,417
                                              ---------      ---------      ---------      ---------      ---------      ---------

Operating income                                186,619        157,600         94,889         51,669        (19,114)        24,496

Other income (expense):
  Interest expense                              (63,255)       (61,802)       (44,849)       (21,828)       (24,319)       (47,340)
  Investment and other income                    12,523          9,687          9,240          4,424          4,821          9,739
  Equity in net income (loss) of
    affiliates, net                                  --         (2,967)        (1,190)        (1,710)        (1,242)          (814)

Minority interest in income                     (14,752)       (12,458)        (4,672)        (2,273)        (1,614)        (4,013)
                                              ---------      ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes and
 extraordinary gain (loss)                      121,135         90,060         53,418         30,282        (41,468)       (17,932)

Benefit (provision) for income taxes            (48,829)       (35,844)       (20,031)       (11,992)        15,494          6,868
                                              ---------      ---------      ---------      ---------      ---------      ---------

Income (loss) before extraordinary loss          72,306         54,216         33,387         18,290        (25,974)       (11,064)

Extraordinary loss on early
    extinguishment of debt, net                      --           (743)        (1,502)        (1,502)          (703)          (703)
                                              ---------      ---------      ---------      ---------      ---------      ---------

Net income (loss)                             $  72,306      $  53,473      $  31,885      $  16,788      $ (26,677)     $ (11,767)
                                              =========      =========      =========      =========      =========      =========

OTHER FINANCIAL RATIO DATA

    Set forth below are other financial data and ratios for the periods indicated (in thousands):

                                            AS OF DECEMBER 31,                    AS OF JUNE 30,
                                   1999            1998           1997          1997          1996
                                ----------      ----------      --------      --------      --------
BALANCE SHEET DATA:

Total Assets .............      $1,990,819      $1,516,943      $846,963      $869,308      $922,263
                                ==========      ==========      ========      ========      ========

Project financing debt (1)      $1,204,983      $  877,653      $567,705      $591,693      $616,588
                                ==========      ==========      ========      ========      ========

Total shareholder's equity      $  390,415      $  373,034      $118,894      $119,567      $140,003
                                ==========      ==========      ========      ========      ========

--------------------

(1) Project financing debt with respect to each of our facilities is "substantially non-recourse" to Holdings and its other project subsidiaries. For a discussion of the term "substantially non-recourse," see "Business - Project Agreements, Financing and Operating Arrangements for Our Facilities -- Project Financing" herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to discussing and analyzing our recent historical financial results and condition, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes statements concerning certain trends and other forward-looking information affecting or relating to Cogentrix which are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein and elsewhere in this Form 10-K are inherently subject to risks and uncertainties which could cause the actual results to differ materially from the forward-looking statements. See cautionary statements appearing under the Business section above and elsewhere in this Form 10-K for a discussion of the important factors affecting the realization of those results.

TRENDS AFFECTING OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effect of Recent Power Purchase Agreement Restructurings on our Revenues, Expenses and Cash Flow

    Each of our electric generating facilities in operation produces electricity for sale to a utility and thermal energy for sale to an industrial user. The electricity and thermal energy generated by these facilities are typically sold under long-term power or steam sales agreements.

    A number of the generating facilities we originally developed sold electricity under long-term contracts that obligated the electric utility to purchase all electricity generated by the facility. We subsequently negotiated amendments to the majority of these contracts to provide the electric utility the ability to suspend or reduce its purchases of electricity from each facility if the electric utility determines the utility can operate its system for a designated period of time more economically.

    The amended power purchase agreements are structured so that we continue to receive -- during any period the utility exercises its ability to suspend or reduce purchases of electricity -- fixed payments that are designed in part to cover the facility's debt service and its fixed operating costs. These fixed payments also make up a substantial portion of the profit component of each power purchase agreement.

    When the electric utility exercises its right to suspend or reduce purchases of electricity from us, we do not receive, or receive only in reduced amounts, the variable payments for electricity produced that are intended primarily to cover our variable operating and maintenance costs, as well as our coal and rail transportation costs. Because we are not producing electricity, or are producing electricity in reduced amounts, these variable costs are correspondingly reduced.

    Despite the reduced variable payments we receive when an electric utility suspends or reduces its purchases of electricity from us, we generally recognize an increase in cash flows. The increase in cash flows is a result of both the lower operating and maintenance costs during the period of suspension or reduction of the amount of the fixed payments the utility must continue to make during the period.

    The restructuring of these power purchase agreements represents a positive development both for us and for the electric utilities. Even when the fixed payments the utilities must make to us are combined with their cost of obtaining electricity from alternative sources, those payments still represent a significant reduction from the rates the electric utilities would have paid us for electricity generated by our facilities had the power purchase agreements not been restructured.

Termination Dates of Seven of our Power Sales Agreements

    The power sales agreements at seven of our facilities either terminate in years 2000 through 2002 or provide for a significant reduction in fixed payments received under such agreements after 2002. Accordingly, revenues recognized by us under these power sales agreements will, after 2002, be eliminated or significantly reduced. Our management believes, however, that our project subsidiaries and unconsolidated affiliates will generate sufficient cash flow to service their debt, pay dividends to us and pay management fees to Cogentrix.

Legislative Proposals to Restructure the Electric Generating Industry

    The domestic electric generating industry is currently going through a period of significant change as many states are implementing or considering regulatory initiatives designed to increase competition. In addition to restructuring activities in various states, there have also been several industry restructuring bills introduced in Congress. We cannot predict the final form or timing of the proposed restructurings and the impact, if any, that such restructurings would have on our existing business or consolidated results of operations. Because these restructuring proposals have generally included a grandfathering provision for contracts entered into prior to repeal of existing legislation we believe that any such restructuring would not have a material adverse effect on our power sales agreements. Accordingly, we believe that our existing business and results of consolidated operations would not be materially adversely affected, although there can be no assurance in this regard.

Recent Acquisitions, Development and Other Changes in our Portfolio of Generating Plants

    Our recent growth has substantially increased our electric production capability. The acquisition of ownership interests in the Cottage Grove and Whitewater facilities, whose power sales agreements are accounted for as "sales-type" capital leases, has resulted in the recognition of lease and service revenues, as well as cost of services under "sales-type" leases. The acquisition of ownership interests in twelve electric generating facilities has significantly impacted the amount of income recognized from unconsolidated power projects. These acquisitions were financed with debt and as a result, have impacted the interest expense reported in our results of operations. Our facilities under construction will not have a significant impact on our results of operations until they begin commercial operations, at which time, we will experience an increase in operating revenues, operating expenses and interest expense.

RESULTS OF OPERATIONS

         The following table sets forth the results of operations and percentage of total operating revenues represented by the components of operating revenues and expenses for the years ended December 31, 1999, 1998 and 1997.

                                                           YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------
                                           1999                       1998                      1997
                                   --------------------      -------------------       --------------------
Total operating revenues           $452,434      100.0%      $409,693      100.0%      $347,903      100.0%
Operating costs                     222,730       49.2%       210,590       51.4%       210,580       60.5%
General, administrative
    and development                   1,502        0.4%           515        0.1%         2,005        0.6%
Depreciation and amortization        41,583        9.2%        40,988       10.0%        40,429       11.6%
                                   --------      -----       --------      -----       --------      -----

Operating income                   $186,619       41.2%      $157,600       38.5%      $ 94,889       27.3%
                                   ========      =====       ========      =====       ========      =====

Fiscal Year Ended December 31, 1999 as compared to Fiscal Year Ended December 31, 1998

         Total operating revenues increased 10.4% to $452.4 million for the year ended December 31, 1999, as compared to $409.7 million for the year ended December 31, 1998. This increase was primarily attributable to the $19.4 million increase in lease and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater facilities in which we acquired our interests in March, 1998. The increase in operating revenues also relates to a $19.0 million increase in income from unconsolidated investments in power projects. This increase was primarily attributable to purchase of interests in 12 electric generating facilities in October 1998. The increase in income from unconsolidated investments in power projects was also impacted by the purchase of an additional 40% interest in the Indiantown facility during 1999.

         Total operating expenses increased 5.7% to $222.7 million for the year ended December 31, 1999 as compared to $210.6 million for the year ended December 31, 1998. This increase was primarily attributable to the $10.2 million increase in cost of services incurred by the Cottage Grove and Whitewater facilities, interests in which we acquired in March 1998. Total operating expenses also increased as a result of an increase in fuel expense of $3.4 million associated with an increase in overall megawatt hours sold to the purchasing utilities at our plants, the amortization of our fuel litigation settlement with a coal supplier and an increase in fuel sold to third parties at the Cottage Grove and Whitewater facilities. The increase in total operating expenses was partially offset by a $1.5 million decrease in operation and maintenance expenses due to routine maintenance expenses incurred at several of our facilities during the year ended December 31, 1998.

         General, administrative, and development expenses were $1.5 million for the year ended December 31, 1999 as compared to $.5 million for the year ended December 31, 1998. The increase results primarily from the sale of a 49% interest in a project subsidiary in the year ending December 31, 1998, resulting in our new joint venture partner reimbursing us approximately $1.2 million of project development expenses incurred during 1998.

         Interest expense increased 2.4% to $63.3 million for the year ended December 31, 1999 as compared to $61.8 million for the year ended December 31, 1998. Our average long-term debt increased to $908.9 million for the year ended December 31, 1999 as compared to average long-term debt of $866.6 million for the year ended December 31, 1998. The increases in interest expense and weighted average debt outstanding were related to the inclusion of the project debt of the Cottage Grove and Whitewater facilities acquired in March 1998, and borrowings incurred during the year under revolving credit facilities at some subsidiaries related to acquisitions made during the year. The increase in average long-term debt outstanding was also impacted, to a lesser extent, by an outstanding construction loan of approximately $70 million in December, 1999, for the project under construction in Jenks, Oklahoma. The increase in interest expense was partially offset by a decrease in interest expense at several of our project subsidiaries resulting from the scheduled repayment of outstanding project finance debt.

         The increase in minority interest in income for the year ended December 31, 1999, as compared to the year ended December 31, 1998, related to the inclusion of a full twelve months of results of operations for the Cottage Grove and Whitewater facilities in the year ended December 31, 1999 as compared to only nine months in the year ended December 31, 1998, and the settlement of the construction contract on the Whitewater and Cottage Grove facilities.

Fiscal Year Ended December 31, 1998 as compared to Fiscal Year Ended December 31, 1997

     Total operating revenues increased 17.8% to $409.7 million for the year ended December 31, 1998 as compared to $347.9 million for the year ended December 31, 1997. This increase was primarily attributable to the $69.2 million aggregate amount of lease revenue and service revenue earned under the power sales agreements for the Cottage Grove and Whitewater facilities in which we acquired our interests in March 1998. Operating revenues were also impacted by an increase in income from unconsolidated investments in power projects. The increase was primarily the result of the acquisition of ownership interest in 12 electric generating facilities in October 1998, in which we acquired ownership interests in 12 electric generating plants. We recognized approximately $2.8 million of revenue, net of premium amortization, related to these ownership interests. These increases in operating revenues were partially offset by a net decrease in electric revenue for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This decrease is primarily the result of a restructuring of power sales agreements at two of our facilities to give the purchasing utility the right to suspend or reduce purchases of energy. The decrease in electric revenues was partially offset by an increase in electric revenue at three of our facilities due to an increase in megawatt hours sold to the purchasing utilities.

     Operating costs remained fairly consistent for the year ended December 31, 1998 as compared to the corresponding period of 1997. Operating costs decreased as the result of a $40.3 million reduction in fuel expense, a component of operating costs, at two of our facilities resulting from the restructuring of their power sales agreements. Operating costs were also impacted as a result of a decrease in operating costs incurred by ReUse related to third-party agreements. These decreases were offset by the $37.0 million in cost of services incurred by the Cottage Grove and Whitewater facilities, interests in which we acquired in March 1998. Operating expenses were also impacted by the increases in fuel expense at two of our facilities associated with an increase in megawatt hours sold.

     General, administrative and development expenses for the year ended December 31, 1998 were $.5 million as compared to $2.0 million for the corresponding period of 1997. The decrease is primarily the result of the sale of a 49% interest in a project subsidiary. Under the sales agreement, the new joint venture partner reimbursed Holdings for approximately $1.2 million of development costs incurred during the year ended December 31, 1998.

     Interest expense increased 37.9% to $61.8 million for the year ended December 31, 1998 as compared to $44.8 million for the year ended December 31, 1997. Our average long-term debt increased to $866.7 million for the year ended December 31, 1998 as compared to average long-term debt of $588.3 million for the year ended December 31, 1997. The increases in interest expense and weighted average debt outstanding are related to the inclusion of the project finance debt of the Cottage Grove and Whitewater facilities acquired in March 1998, and the increase in project finance debt outstanding at the Portsmouth facility, which was refinanced in December 1997, and the Hopewell facility, which was refinanced in February 1998. The increase in interest expense discussed above was partially offset by a decrease in interest expense at several of our project subsidiaries due to the scheduled repayment of outstanding project finance debt.

     The increase in the equity in net loss of affiliates for the year ended December 31, 1998 relates to an increase in losses recognized by the partnerships operating tomato greenhouses in the states of New York and Texas. In December 1998, we entered into an agreement to sell our interests in these partnerships which resulted in the recognition of a $2.1 million gain included in investment and other income in the accompanying consolidated statements of operations.

     The increase in minority interests in income for the year ended December 31, 1998 as compared to the prior year relates to the recognition of the minority partner's share of earnings in the Cottage Grove and Whitewater facilities, and an increase in earnings at the Hopewell facility as a result of that facility's restructured power sales agreement.

     The extraordinary loss on early extinguishment of debt for the year ended December 31, 1998 relates to the refinancing of the Hopewell facility's project debt in January 1998. The loss consisted of a write-off of the deferred financing costs on the Hopewell facility's original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt.

LIQUIDITY AND CAPITAL RESOURCES

    The principal components of operating cash flow for the year ended December 31, 1999 were generated by net income of $72.3 million, increases due to adjustments for depreciation and amortization of $41.6 million, deferred income taxes of $41.0 million, minority interest in income of joint venture of $8.5 million and equity in net income of unconsolidated affiliates, net of dividends, of $1.1 million, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $1.6 million and a net $18.6 million use of cash reflecting changes in other working capital assets and liabilities. Cash flow provided by operating activities of $144.3 million, proceeds from project finance borrowings of $191.3 million, $12.4 million of cash escrows released, and $88.1 million of contributions from our parent, were primarily used to purchase property, plant and equipment additions of $3.7 million, to make investments in affiliates of $76.8 million, to pay deferred financing costs of $8.2 million, to repay project finance borrowings of $122.2 million, to lend our Parent $19.1 million, to pay a dividend to our Parent of $141.9 million and to fund payments on construction in progress and project development costs of $52.3 million.

    The principal components of operating cash flow for the year ended December 31, 1998 were net income of $53.5 million, increases due to adjustments for depreciation and amortization of $41.0 million, deferred income taxes of 11.1 million, a write-off of deferred financing costs of $2.1 million and equity in net income (loss) of unconsolidated affiliates, net of dividends of $10.2 million and a net $4.9 million of cash provided by operations reflecting changes in other working capital assets and liabilities, which were partially offset by amortization of unearned lease income, net of minimum lease payments received of $2.0 million, and minority interests in income, net of dividends, of $14.5 million. Cash flow provided by operating activities of $106.3 million, proceeds from borrowings of $100.4 million, proceeds from the sale of marketable securities of $42.1 million, $27.8 million of cash escrows released, $298.3 million of contribution from our Parent and cash on hand at the beginning of the year of $30.2 million were primarily used to acquire interests in facilities of $155.3 million, purchase property plant and equipment of $5.2 million, make investments in affiliates of $180.3 million, repay project finance borrowings of $143.8 million, pay deferred financing costs of $1.7 million, lend $21.2 to our Parent and pay a common stock dividend of $97.6 million to our Parent.

    Historically, we have financed each facility primarily under financing arrangements and related documents which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing." The project financing debt of our subsidiaries and joint ventures (aggregating $1.2 billion as of December 31, 1999) is non-recourse to us and our other project subsidiaries, except in connection with certain transactions where our Parent has agreed to certain limited guarantees and other obligations with respect to such projects. These limited guarantees and other obligations include agreements for the benefit of the project lenders to two project subsidiaries to fund cash deficits the projects may experience as a result of incurring certain costs, subject to an aggregate cap of $40.6 million.

    In addition, Cogentrix Inc., which is an indirect subsidiary of Holdings, has guaranteed two project subsidiaries' obligations to the purchasing utility under five power sales agreements. Three of these power sales agreements provide that in the event of early termination that is not for cause, the project subsidiary must pay the utility a termination charge equal to the excess paid for capacity and energy over what would have been paid to the utility under the utility's published five-year capacity credit and variable energy rates plus interest. The remaining two power sales agreements provide that in the event of early termination, the project subsidiary must pay the utility the cost of replacing the electricity from a third party for the remainder of the agreement's term. Because these project subsidiaries' obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of potential exposure under these guarantees cannot be quantified. If we or our subsidiary were required to satisfy all of these guarantees and other obligations or even one or more of the significant ones, it could impair Holdings' ability to pay dividends and management fees to the Parent.

    Any project we develop in the future, and those electric generating facilities we may seek to acquire, are likely to require substantial capital investment. Our ability to arrange financing on a non-recourse basis and the cost of such capital are dependent on numerous factors. In order to access capital on a non-recourse basis in the future, we may have to make larger equity investments in, or provide more financial support for, the project entity.

    The ability of our subsidiaries and the project entities in which we have an investment to pay dividends and management fees periodically to us and our Parent is subject to limitations in their respective financing documents. These limitations generally require that: (a) debt service payments be current, (b) debt service coverage ratios be met, (c) all debt service and other reserve accounts be funded at required levels and (d) there be no default or event of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each subsidiary and project entities in which we have an investment. Management does not believe that such restrictions or limitations will adversely affect our Parent's ability to meet its debt obligations.

    As of December 31, 1999, we had long-term debt (including the current portion thereof) of approximately $1.3 billion. Substantially all of such indebtedness is project financing debt. Future annual maturities of long-term debt range from $34.8 million to $124.9 million in the five-year period ending December 31, 2004. We believe that our project subsidiaries and the project entities in which we have an investment will generate sufficient cash flow to pay all required debt service on the project financing debt.

    In December 1997, we renegotiated the project financing arrangements for our Portsmouth facility. The amended agreements resulted in an extension of the final maturity date of the loan by three months and an increase in the amount of commitment provided by the project lenders in the form of a $40.5 million revolving credit facility. The revolving credit facility is available to be drawn by the project subsidiary owning the Portsmouth facility at any time for general corporate purposes, including paying dividends to us. During
1999, the project subsidiary borrowed $20.4 million under the revolving credit facility and distributed such amount to us for purposes of funding a portion of the purchase price related to the acquisition of a 40% interest in the Indiantown facility.

    In February 1998, we renegotiated the project financing arrangements for the Hopewell facility, in which we own a 50% interest. The amended agreements resulted in a $34.6 million increase in outstanding indebtedness of the project subsidiary owning and operating the facility, and extended the final maturity date of the loan by six months. The project subsidiary transferred substantially all of the additional funds borrowed (net of transaction costs) to its partners.

    In March 1998, we acquired from LS Power Corporation an approximate 74% ownership interest in the Whitewater facility and the Cottage Grove facility. Each of the Cottage Grove and Whitewater facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of the facilities commenced in the last half of calendar 1997. The aggregate acquisition price for our ownership interests in the Cottage Grove and Whitewater facilities was $158.0 million. In addition, we pre-funded a $16.7 million distribution to the previous owners. This distribution represented unused construction contingency funds and cash flows that were accumulated by the Cottage Grove and Whitewater facilities prior to January 1, 1998. We received a distribution of $15.7 million in April 1998, and received a distribution of the remaining $1.0 million in 1999. The purchase price was funded with the proceeds of the corporate credit facility and corporate cash balances.

    In August 1998, we acquired an approximate 52% interest in the Batesville facility. We have committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (a) the incurrence of construction costs after all project financing has been expended,
(b) an event of default under the project subsidiary's financing arrangements or
(c) June 30, 2001. This equity commitment is supported by a $54 million letter of credit, which is provided under the Cogentrix corporate credit facility. We expect the Batesville facility, which we will operate, to begin operation in summer 2000. Electricity generated by the Batesville facility will be sold under long-term power purchase agreements with two investment-grade utilities.

    In October 1998, we acquired Bechtel Generating Company, Inc.'s ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline. The aggregate acquisition price for the Bechtel Acquisition including acquisition costs was approximately $189.7 million. The purchase price was funded with borrowings from some of our subsidiaries' revolving credit facilities, and a portion of the proceeds from our Parent's sale of their 2008 notes.

     As a result of a March 1999 arbitration award related to a contract dispute with a coal supplier, we were obligated to pay the coal supplier approximately $8 million in 1999. Approximately $3 million of this award relates to the reduction in purchase quantities for prior periods and approximately $5 million relates to the reduction in purchase quantities from the date of the award through the balance of the term of the coal contract, which ends in September 2001. The future reduction in purchase quantities provides a future economic benefit to our project subsidiary.

     In June 1999, we entered into an agreement to purchase an additional 40% ownership interest in the Indiantown cogeneration facility in a three-phase transaction. We paid $39.8 million to acquire a 19.9% interest in the facility in June 1999, $36.6 million to acquire a 20% interest in the facility in September 1999 and $0.2 million to acquire a 0.1% interest in the facility in November 1999. We funded the purchase of these interests with proceeds from the CEA credit facility and the Portsmouth credit facility.

     In September 1999, one of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. ("CEA"), formed to hold our twelve electric generating facilities acquired in the Bechtel Acquisition, entered into a $75 million, three-year revolving credit facility. The commitment under this facility reduces to $67.5 million after one-year and to $60 million after two years. Certain covenants and financial conditions must be met under this credit facility prior to cash distributions received by CEA being available for distribution to us and our parent. With the closing of this credit facility, our subsidiaries now maintain revolving credit facilities, which are non-recourse to us, with aggregate commitments of $143.0 million. As of December 31, 1999, we had $42.6 million available under these facilities.

     In November 1999, Cottage Grove, Whitewater and the contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of Cottage Grove, Whitewater and the contractor pursuant to the Cottage Grove and Whitewater construction contracts. The final settlement of the construction contracts provided for a payment to the contractor of approximately $4,030,000 from funds available in Cottage Grove's and Whitewater's construction retainage accounts. The contractor has also agreed to extend various warranty periods and perform various repairs and inspection. Cottage Grove and Whitewater, in turn, acknowledged that final acceptance shall have been deemed to have occurred. The value of the existing letters of credit provided in lieu of cash retainage was reduced from $11,030,000 to $5,000,000. The remaining value of these letters of credit will be decreased in stages as the contractor successfully completes the agreed upon inspections and additional work. The settlement provided for the release of approximately $9,441,000 of remaining restricted cash from the construction retainage accounts of Cottage Grove and Whitewater. These funds were distributed to us in November 1999.

     In December 1999, we closed a $350 million construction loan with several banks and commenced construction on an approximate 800 megawatt, combined cycle, natural gas-fired generating facility located in Jenks, Oklahoma. We have committed to provide an equity contribution to the project subsidiary of approximately $56.9 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement or (b) the incurrence of construction costs after all project financing has been expended or (c) June 24, 2002. The equity contribution is reduced by approximately $8.2 million upon our receipt of a waste water discharge permit, and further reduced by contributions made by us once the construction loan proceeds are exhausted. This equity contribution is supported by a letter of credit, which is provided under our Parent's corporate credit facility. We expect the Oklahoma facility, which we will operate, to begin operation in June 2002. Electricity generated by the Oklahoma facility will be sold under a long-term power purchase agreement to PECO Energy's Power Team.

     In March 2000, we closed a credit facility with a bank and a financial institution which provides for a $126 million construction loan and a $5 million debt service reserve letter of credit. Proceeds from the construction loan will be used to construct an approximate 270 megawatt combined-cycle natural gas-fired generating facility located in Rathdrum, Idaho. We own a 51% interest in a partnership that will own this facility and have committed to provide an equity contribution commitment to the project subsidiary of approximately $16.7 million upon the earliest to occur of (a) an event of default under the project's subsidiary's financing agreement, (b) the incurrence of construction costs after all project financing has been expended, or (c) October 1, 2002. This equity contribution commitment is supported by a letter of credit, which is provided under our Parent's corporate credit facility, in addition, our Parent has agreed to make additional stand-by equity contributions to cover certain contingent costs during the construction period capped at $3.6 million. An indirect wholly owned subsidiary of Holdings has entered into an engineering, procurement and construction (EPC) contract with the partnership to construct the Rathdrum facility. Our Parent is providing a guarantee supporting the subsidiary's obligations under the EPC contract. We expect the Rathdrum facility, which we will operate, to begin operation in third quarter 2001. Electricity generated by the Rathdrum facility will be sold under a long-term power purchase agreement to Avista Turbine Power, Inc.

IMPACT OF ENERGY PRICE CHANGES, INTEREST RATES AND INFLATION

    Energy prices are influenced by changes in supply and demand, as well as general economic conditions, and therefore tend to fluctuate significantly. Through various hedging mechanisms, we have attempted to mitigate the impact of changes on the results of operations of most of its projects. The basic hedging mechanism against increased fuel and transportation costs is to provide contractually for matching increases in the energy payments our project subsidiaries receive from the utility purchasing the electricity generated by the facility.

    Under our power sales agreements, energy payments are indexed, subject to certain caps, to reflect the purchasing utility's solid fuel cost of producing electricity or provide periodic, scheduled increases in energy prices that are designed to match periodic, scheduled increases in fuel and transportation costs that are included in the fuel supply and transportation contracts for the facilities.

    Changes in interest rates could have a significant impact on us. Interest rate changes affect the cost of capital needed to construct projects, as well as interest expense of existing project financing debt. As with fuel price escalation risk, we attempt to hedge against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps on a portion of its indebtedness.

    Although hedged to a significant extent, our financial results will likely be affected to some degree by fluctuations in energy prices, interest rates and inflation. The effectiveness of the hedging techniques implemented by us is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts. We have sought to reduce this risk by entering into contracts with creditworthy organizations.

Interest Rate Sensitivity

    The following tables provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations.

    The table below contains information on the interest rate sensitivity of our debt portfolio. This table presents principal cash flows and related weighted average interest rates by expected maturity dates for all of our debt obligations as of December 31, 1999. This table does not reflect scheduled future interest rate adjustments. The weighted average interest rates disclosed in the table are calculated based on interest rates as of December 31, 1999. Future interest rates are likely to vary from those disclosed in the table.

                                                    EXPECTED MATURITY DATE
                           -------------------------------------------------------------------------
                           2000         2001         2002         2003         2004      THEREAFTER       TOTAL
                           ----         ----         ----         ----         ----      -----------      -----
                                                (in thousands)

Long-term Debt
 Fixed Rate ........     $  6,386     $  8,662     $ 10,227     $ 12,471     $ 14,934     $726,462      $  778,182
    Weighted average
       interest rate         7.50%        7.48%        7.52%        7.42%        7.40%        7.75%
Variable Rate ......     $ 83,728     $ 77,247     $ 48,321     $ 22,317     $ 23,272     $151,315         407,160
                                                                                                        ----------
    Weighted average
       interest rate         7.08%        7.07%        7.20%        7.63%        7.45%        7.48%     $1,185,342
                                                                                                        ==========

     The following tables contain information regarding interest rate swap and interest rate cap agreements entered into by some of our project subsidiaries to manage interest rate risk on their variable-rate project financing debt. The notional amounts of debt covered by these agreements as of December 31, 1999 was $263,279,000. These agreements effectively changed the interest rate, including applicable margins, on the portion of debt covered by the notional amounts from a weighted average variable rate of 7.22% to a weighted average effective rate of 7.09% at December 31, 1999.

            FIXED RATE PAY/VARIABLE RATE RECEIVE INTEREST RATE SWAPS


     HEDGED
    NOTIONAL            EFFECTIVE            MATURITY             FIXED RATE           VARIABLE RATE           FAIR MARKET
     AMOUNT               DATE                 DATE                   PAY               RECEIVE (1)               VALUE
---------------------------------------------------------------------------------------------------------------------------
     $51,000,000           2/12/98            12/31/02              5.6875%                 6.15%               $  711,875
       4,500,000           8/30/90             8/30/00               9.503%                6.005%                 (151,731)
      20,000,000           7/31/00             7/31/02               6.995%                   ---                  (31,272)
      58,163,000          12/20/95             7/31/06               6.078%                6.022%                1,985,472
      23,748,281          11/15/98             3/07/01               5.585%                 6.15%                  111,333
      26,304,000           1/14/98             6/30/02               5.555%                 6.21%                  338,715
                                                                                                                ----------
                                                                                                                $2,964,392
                                                                                                                ==========

                               INTEREST RATE CAPS


     HEDGED                                                                                ACTUAL
    NOTIONAL            EFFECTIVE            MATURITY               MAXIMUM               INTEREST             FAIR MARKET
     AMOUNT               DATE                 DATE              INTEREST RATE            RATE (1)                VALUE
---------------------------------------------------------------------------------------------------------------------------
     $ 6,824,000        12/31/96               3/31/01               7.50%                  6.2113%              $   1,312
      26,304,000         2/20/97               6/28/02               6.50%                  6.2113%                119,137
      80,000,000         9/18/99               7/31/02               9.00%                   6.022%                     41
      31,000,000         7/31/00               7/31/02               9.00%                     ----                 50,773
                                                                                                                 ---------
                                                                                                                 $ 171,263
                                                                                                                 =========

---------------------------------------
(1) The "variable rate receive" and "actual interest rate" are based on the interest rates in effect as of December 31, 1999. Interest rates in the future are likely to vary from those disclosed in the tables above.


CHANGE OF CORPORATE FISCAL YEAR

    Effective January 1, 1998, we changed our fiscal year to commence on January 1 and conclude on December 31 of each year. Our fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year. We have restated our consolidated financial statements for the 1997 fiscal year to a calendar basis.

YEAR 2000 COMPLIANCE

     The Year 2000 issue existed because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit fields to designate an applicable year. As a result, those systems and applications may not have properly recognized the year 2000 or processed data which included such date.

     We performed extensive investigation, analysis contingency planning and remediation to prepare our systems and applications for the Year 2000 issue. We also communicated extensively with our critical suppliers, vendors, joint venture partners, and major customers to assess their compliance, and our exposure, with the Year 2000 issue.

     Our systems were Year 2000 compliant before December 31, 1999, and there have been no significant transition issues in our computers related to the Year 2000 issue at any of our plants or our corporate headquarters. We have not encountered any Year 2000 issues with any of our business partners, critical suppliers, vendors, joint venture partners or major customers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX


                                                                                           Page
                                                                                           ----

Report of Independent Public Accountants                                                   33

Consolidated Financial Statements:

         Consolidated Balance Sheets at December 31, 1999 and 1998                          34

         Consolidated Statements of Operations For the Years Ended
             December 31, 1999, 1998 and 1997                                               35

         Consolidated Statements of Changes in Shareholders' Equity For the Years Ended
             December 31, 1999, 1998 and 1997                                               36

         Consolidated Statements of Cash Flows For the Years Ended
             December 31, 1999, 1998 and 1997                                               37

Notes to Consolidated Financial Statements                                                  38

Financial Statement Schedules:

Schedule I - Condensed Financial Information of the Registrant                              53



Schedules other than those listed above have been omitted, since they are not required, are not applicable or are unnecessary due to the presentation of the required information in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO COGENTRIX DELAWARE HOLDINGS, INC.:

         We have audited the accompanying consolidated balance sheets of Cogentrix Delaware Holdings, Inc. (a Delaware corporation) and subsidiary companies as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogentrix Delaware Holdings, Inc. and subsidiary companies as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                 ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
March 9, 2000.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                             (dollars in thousands)


                                        ASSETS                                   1999             1998
                                                                             -----------      -----------

CURRENT ASSETS:
  Cash and cash equivalents                                                  $    44,914      $    33,027
  Restricted cash                                                                 74,098           33,253
  Accounts receivable                                                             60,930           64,637
  Inventories                                                                     20,137           18,697
  Other current assets                                                             1,972            5,018
                                                                             -----------      -----------

    Total current assets                                                         202,051          154,632

NET INVESTMENT IN LEASES                                                         500,195          498,614
PROPERTY, PLANT AND EQUIPMENT
  net of accumulated depreciation of $259,710 and $223,481, respectively         435,681          470,853

LAND AND IMPROVEMENTS                                                              5,757            3,974
CONSTRUCTION IN PROGRESS                                                         347,064               --
DEFERRED FINANCING COSTS
    net of accumulated amortization:  $20,950 and $12,371, respectively           43,324           28,419

NATURAL GAS RESERVES                                                                 744            1,557

INVESTMENTS IN AFFILIATES                                                        325,504          251,312
PROJECT DEVELOPMENT COSTS                                                          1,763               --
NOTE RECEIVABLE FROM PARENT                                                       76,410           57,348

OTHER ASSETS                                                                      52,326           50,234
                                                                             -----------      -----------
                                                                             $ 1,990,819      $ 1,516,943
                                                                             ===========      ===========
                         LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                          $    90,114      $    86,256
  Accounts payable                                                                55,973           27,766
  Payable to Parent                                                               10,365           15,537
  Income taxes payable to Parent                                                  16,745           38,511
  Other accrued liabilities                                                       31,837           15,936
                                                                             -----------      -----------
    Total current liabilities                                                    205,034          184,006
LONG-TERM DEBT                                                                 1,181,269          791,397
DEFERRED INCOME TAXES                                                            129,193           91,460
MINORITY INTEREST                                                                 69,608           61,167
OTHER LONG-TERM LIABILITIES                                                       15,300           15,879
                                                                             -----------      -----------
                                                                               1,600,404        1,143,909
                                                                             -----------      -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 1000 shares authorized;                                  1                1
  Additional paid-in capital-from parent                                         610,458          522,381
  Accumulated other comprehensive loss                                            (1,144)             (15)
  Accumulated deficit                                                           (218,900)        (149,333)
                                                                             -----------      -----------
                                                                                 390,415          373,034
                                                                             -----------      -----------
                                                                             $ 1,990,819      $ 1,516,943
                                                                             ===========      ===========

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

          COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997
            (dollars in thousands, except earnings per common share)

                                                                  1999           1998           1997
                                                               ---------      ---------      ---------
OPERATING REVENUE:
  Electric                                                     $ 294,185      $ 293,083      $ 307,104
  Steam                                                           25,236         25,043         26,123
  Lease                                                           44,697         34,715             --
  Service                                                         43,888         34,470             --
  Income from unconsolidated investment in power projects,
    net of premium amortization                                   25,464          6,474          1,412
  Other                                                           18,964         15,908         13,264
                                                               ---------      ---------      ---------
                                                                 452,434        409,693        347,903
                                                               ---------      ---------      ---------
OPERATING EXPENSES:
  Fuel expense                                                    81,835         78,420        118,731
  Cost of service                                                 47,226         37,018             --
  Operations and maintenance                                      93,669         95,152         91,849
  General, administrative and development expenses                 1,502            515          2,005
  Depreciation and amortization                                   41,583         40,988         40,429
                                                               ---------      ---------      ---------
                                                                 265,815        252,093        253,014
                                                               ---------      ---------      ---------
OPERATING INCOME                                                 186,619        157,600         94,889
OTHER INCOME (EXPENSE):
  Interest expense                                               (63,255)       (61,802)       (44,849)
  Investment and other income                                     12,523          9,687          9,240
  Equity in net loss of affiliates, net                               --         (2,967)        (1,190)
                                                               ---------      ---------      ---------

INCOME BEFORE MINORITY INTEREST IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                            135,887        102,518         58,090

MINORITY INTEREST IN INCOME                                      (14,752)       (12,458)        (4,672)
                                                               ---------      ---------      ---------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                121,135         90,060         53,418

PROVISION FOR INCOME TAXES                                       (48,829)       (35,844)       (20,031)
                                                               ---------      ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS                                  72,306         54,216         33,387

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAX BENEFIT AND MINORITY INTEREST                     --           (743)        (1,502)
                                                               ---------      ---------      ---------
NET INCOME                                                     $  72,306      $  53,473      $  31,885
                                                               =========      =========      =========
EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                             $  72,306      $  54,216      $  33,387
  Extraordinary loss                                                  --           (743)        (1,502)
                                                               ---------      ---------      ---------
                                                               $  72,306      $  53,473      $  31,885
                                                               =========      =========      =========
WEIGHT AVERAGE COMMON SHARES OUTSTANDING                           1,000          1,000          1,000
                                                               =========      =========      =========

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                                               Accumulated
                                                         Additional                               Other
                                              Common       Paid-in  Comprehensive Accumulated  Comprehensive
                                               Stock       Capital      Income      Deficit    Income (Loss)    Total
                                             --------     --------     --------    ---------   -------------   --------
Balance, December 31, 1996                   $      1     $178,875     $    --     $ (83,399)    $    --       $ 95,477

Comprehensive income
  Net income                                                    --      31,885        31,885          --
  Other comprehensive income, net of tax:
     Unrealized holding losses during year                                  26            --          26
                                                                       -------
         Comprehensive income:                                         $31,911                                   31,911
                                                                       =======
Capital Contribution                               --       45,194                        --          --         45,194
Common stock dividends                             --           --                   (53,688)                   (53,688)
                                             --------     --------                 ---------     -------       --------
Balance, December 31, 1997                          1      224,069                  (105,202)         26        118,894

Comprehensive income
  Net income                                                            53,473        53,473
  Other comprehensive income, net of tax:
     Realized gains included in net income                                 (26)                      (26)
     Unrealized holding losses during year                                 (15)                      (15)
                                                                       -------
        Comprehensive income:                                          $53,432                                   53,432
                                                                       =======
Capital contributions                              --      298,312                        --          --        298,312
Dividends paid to Cogentrix Energy, Inc.                                             (97,604)                   (97,604)
                                             --------     --------                 ---------     -------       --------
Balance, December 31, 1998                          1      522,381                  (149,333)        (15)       373,034

Comprehensive income
   Net income                                                           72,306        72,306
   Other comprehensive income, net of tax:
      Unrealized holding losses during year                             (1,144)                   (1,144)
      Realized gains included in net income                                 15                        15

                                                                       -------
          Comprehensive income                                         $71,177                                   71,177
                                                                       =======
Capital contributions                              --       88,077                        --          --         88,077
Dividends paid to Cogentrix Energy, Inc.           --           --                  (141,873)         --       (141,873)
                                             --------     --------                 ---------     -------       --------
Balance, December 31, 1999                   $      1     $610,458                 $(218,900)    $(1,144)      $390,415
                                             ========     ========                 =========     =======       ========

  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 1999, 1998 and 1997
                           (dollars in thousands)

                                                                              1999            1998           1997
                                                                            ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $  72,306      $  53,473      $  31,885
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                              41,583         40,988         40,429
    Deferred income taxes                                                      40,962         11,083         (7,290)
    Extraordinary loss on early extinguishment of debt                             --          2,145          2,458
    Minority interest in income net of dividends                                8,461        (14,494)         1,935
    Equity in net (income) loss of unconsolidated affiliates                  (25,464)        (3,507)           126
    Dividends received from unconsolidated affiliates                          26,647         13,669         15,354
    Minimum lease payments received                                            43,116         31,500             --
    Amortization of unearned lease income                                     (44,697)       (33,473)            --
    Decrease (increase) in accounts receivable                                  3,968         (6,805)          (552)
    Decrease (increase) in inventories                                           (627)        (1,029)         4,385
    Increase (decrease) in accounts payable                                     6,339            209         (6,771)
    Increase (decrease) in accrued liabilities                                (26,390)         4,294          5,537
    Decrease (increase) in other, net                                          (1,884)         8,260         18,622
                                                                            ---------      ---------      ---------
          Net cash flows provided by operating activities                     144,320        106,313        106,118
                                                                            ---------      ---------      ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                                    (3,754)        (5,176)        (2,142)
    Decrease in marketable securities                                              --         42,118          1,603
    Investments in unconsolidated affiliates                                  (76,827)      (180,292)       (61,063)
    Acquisition of facilities, net of cash acquired                                --       (155,324)            --
    Construction in progress and project development costs                    (52,318)            --             --
    Capital contribution from parent                                           88,077        298,312         45,194
    Decrease in restricted cash                                                12,441         27,771          1,554
                                                                            ---------      ---------      ---------
             Net cash (used in) provided by investing activities              (32,381)        27,409        (14,854)
                                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of notes payable and long-term debt                              191,340        100,400         65,171
    Repayments of notes payable and long-term debt                           (122,255)      (143,812)      (118,778)
    Increase (decrease) in note receivable from parent, net                   (19,062)       (21,239)        15,818
    Increase in deferred financing costs                                       (8,202)        (1,645)        (1,645)
    Common stock dividends paid to parent                                    (141,873)       (97,604)      (53,688)
                                                                            ---------      ---------      ---------
              Net cash flows used in financing activities                    (100,052)      (163,900)       (93,122)
                                                                            ---------      ---------      ---------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                          11,887        (30,178)        (1,858)
CASH AND CASH EQUIVALENTS, beginning of year                                   33,027         63,205         65,063
                                                                            ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year                                      $  44,914      $  33,027      $  63,205
                                                                            =========      =========      =========


  The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Holdings is a wholly-owned subsidiary of Cogentrix Energy, Inc. (the "Parent") and has guaranteed all of the Parent's existing and future senior unsecured debt for borrowed money (the "Guarantee"). This guarantee was given to the lenders under the Parent's corporate credit facility and terminates, unless the term of the credit agreement is extended, when the credit agreement for the corporate credit facility terminates in 2002. As of December 31, 1999, the Parent had $355 million of senior notes outstanding due 2004 and 2008 and had no borrowings outstanding under the corporate credit facility. The Guarantee provides that the terms of the Guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Holdings and the agent bank for the lenders under the credit agreement. The Guarantee is not incorporated in the indenture under which the Parent issued its outstanding senior notes due 2004 and 2008.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Principles of Consolidation and Basis of Presentation -- The accompanying consolidated financial statements include the accounts of Cogentrix Delaware Holdings, Inc. and its subsidiary companies. Wholly-owned and majority owned subsidiaries, including a 50% owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner, are consolidated. Less-than-majority-owned subsidiaries, and subsidiaries for which control is deemed to be temporary, are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Cogentrix Delaware Holdings, Inc., its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated financial statements.

         Cash and Cash Equivalents -- Cash and cash equivalents include bank deposits, commercial paper, government securities and certificates of deposit that mature within three months of their purchase. Amounts in debt service accounts which might otherwise be considered cash equivalents are treated as current restricted cash.

         Inventories -- Coal inventories consist of the contract purchase price of coal and all transportation costs incurred to deliver the coal to each Facility. Gas inventories represent the cost of natural gas purchased as fuel reserves for a Facility that are forecasted to be consumed during the next fiscal year. Spare parts inventories consist of major equipment and recurring maintenance supplies required to be maintained in order to facilitate routine maintenance activities and minimize unscheduled maintenance outages. As of December 31, 1999 and 1998, fuel and spare parts inventories are comprised of the following (dollars in thousands):

                                    DECEMBER 31,
                                -------------------
                                  1999        1998
                                -------     -------
                Coal            $ 8,469     $ 8,028
                Natural gas       2,875       2,773
                Spare parts       8,138       7,377
                Fuel oil            655         519
                                -------     -------
                                $20,137     $18,697
                                =======     =======

     Coal inventories at certain Facilities are recorded at last-in, first-out ("LIFO") cost, with the remaining Facilities' coal inventories recorded at first-in, first-out ("FIFO") cost. The cost of coal inventories recorded on a LIFO basis was approximately $374,000 and $305,000 less than the cost of these inventories on a FIFO basis as of December 31, 1999 and 1998, respectively. Spare parts inventories are recorded at average cost.

         Property, Plant and Equipment -- Property, plant and equipment is recorded at actual cost. Substantially all property, plant and equipment consists of cogeneration facilities which are depreciated on a straight-line basis over their estimated useful lives (ranging from 9 to 30 years). Other property and equipment is depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from 3 to 10 years). Maintenance and repairs are charged to expense as incurred. Emergency and rotatable spare parts inventories are included in plant and are depreciated over the useful life of the related components.

         Construction in Progress - Construction progress payments, engineering costs, insurance costs, wages, interest and other costs relating to construction in progress are capitalized. Construction in progress balances are transferred to property, plant and equipment when the assets are ready for their intended use. Interest is capitalized on projects during the development and construction period. For the year ended December 31, 1999, the Company capitalized $262,000 of interest in connection with the development and construction of power plants. There was no interest capitalized in 1998 or 1997.

         Deferred Financing Costs -- Financing costs, consisting primarily of legal and other direct costs incurred to obtain financing, are deferred and amortized over the financing term.

         Natural Gas Reserves -- Natural gas reserves consist of the cost of natural gas purchased as long-term fuel reserves for a Facility. These reserves are recorded at cost.

         Investments in Affiliates -- Investments in affiliates include investments in unconsolidated entities which own or derive revenues from power projects currently in operation and investments in unconsolidated development joint venture entities. The Company's share of income or loss from investments in operating power projects is included in operating revenues in the accompanying consolidated statements of operations. The Company's share of income or loss from investments in development joint venture entities and investments previously held in entities which own and operate greenhouses, is included in other income (expense) in the accompanying consolidated statements of operations.

         Project Development Costs - The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a power plant. These costs include professional services, salaries, permits and other costs directly related to the development of a new project. These costs are generally transferred to construction in progress when financing is obtained, or expensed when the Company determines that a particular project will no longer be developed. Capitalized costs are depreciated over the estimated useful life of the project.

         Revenue Recognition -- Revenues from the sale of electricity and steam are recorded based upon output delivered and capacity provided at rates specified under contract terms. Significant portions of the Company's revenues have been derived from certain electric utility customers. Two customers accounted for 47% and 17% of revenues in the year ended December 31, 1999, 50% and 19% of revenues in the year ended December 31, 1998 and 64% and 22% of revenues in the year ended December 31, 1997.

         Interest Rate Protection Agreements -- The Company enters into interest rate protection agreements with major financial institutions to fix or limit the volatility of interest rates on its long-term debt. The differential paid or received is recognized as an adjustment to interest expense. Any premiums associated with interest rate protection agreements are capitalized and amortized to interest expense over the effective term of the agreement. Unamortized premiums are included in other assets in the accompanying consolidated balance sheets.

         Income Taxes -- Deferred income tax assets and liabilities are recognized for the estimated future income tax effects of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are also established for the estimated future effect of net operating loss and tax credit carryforwards when it is more likely than not that such assets will be realized. Deferred taxes are calculated based on provisions of the enacted tax law.

         Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Comprehensive Income -- The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and unrealized holding losses during the year in the Consolidated Statement of Shareholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.

         New Accounting Pronouncements -- In April 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP No. 98-5 requires costs incurred for start-up activities to be expensed as incurred. For purposes of this SOP, start-up activities are defined broadly as those one-time activities related to opening a new facility, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing a new operation. Start-up activities include activities related to organizing a new entity (commonly referred to as organization costs). The Company adopted SOP No. 98-5 as of January 1, 1999. The adoption of SOP No. 98-5 did not have a material impact on the consolidated financial statements.

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 requires the adoption of SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000. Early adoption is allowed.

    The Company has not yet quantified the impacts of adopting SFAS No. 133 on the consolidated financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings.

         Change of Fiscal Year -- Effective January 1, 1998, the Company changed its fiscal year to commence on January 1 and conclude on December 31 of each year. The Company's fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year. The Company has restated its consolidated financial statements for the 1997 fiscal year to a calendar year basis.

         Reclassifications - Certain amounts included in the accompanying consolidated financial statements for the fiscal years ended December 31, 1998 and 1997 have been reclassified from their original presentation to conform with the presentation for the year ended December 31, 1999.

3.  Acquisitions

         LS Power Acquisition -- In March 1998, the Company acquired from LS Power Corporation (the "LS Power Acquisition") an approximate 74% ownership interest in two partnerships which own and operate electric generating facilities located in Whitewater, Wisconsin (the "Whitewater Facility") and Cottage Grove, Minnesota (the "Cottage Grove Facility"). Each of the Cottage Grove and Whitewater Facilities is a 245-megawatt gas-fired, combined-cycle cogeneration facility. Commercial operations of both of these facilities commenced in the last half of calendar 1997. The Cottage Grove Facility sells capacity and energy to Northern States Power Company under a 30-year power sales contract terminating in 2027. The Whitewater Facility sells capacity and energy to Wisconsin Electric Power Company under a 25-year power sales contract terminating in 2022. Each of the power sales contracts has characteristics similar to a lease in that the agreement gives the purchasing utility the right to use specific property, plant and equipment. As such, each of the power sales contracts is accounted for as a "sales-type" capital lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." (see Note 7).

     The aggregate acquisition price for the equity interests in the Cottage Grove and Whitewater Facilities acquired by the Company was approximately $158.0 million. In addition, the Company pre-funded a $16.7 million distribution to the previous owners, which represented unused construction contingency funds and cash flows that were accumulated by the Cottage Grove and Whitewater Facilities prior to January 1, 1998. Cogentrix Energy, Inc. received $15.7 million of this distribution in April 1998 and received the remaining $1 million in 1999. The purchase price was ultimately funded with a portion of the net proceeds of the Parent's 2008 senior notes and corporate cash balances.

     The Company accounted for the LS Power Acquisition using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based on their fair market values at the date of consummation. An adjustment in the amount of $22.2 million was recorded to reflect the Company's portion of the excess of the fair value of the Partnerships' fixed rate debt over its historical carrying value. This fair value adjustment, or debt premium, will be amortized to income over the life of the debt acquired using the effective interest method. The historical book values of the remaining assets and liabilities approximated their fair values at the date of consummation. The excess of the purchase price over the fair value of the net assets acquired was approximately $27.7 million. This excess is included in other assets on the accompanying balance sheets as of December 31, 1999 and 1998, and is being amortized on a straight line basis over the lives of the power purchase agreements for the two facilities. The minority owner's share of each partnership's net assets is included in minority interests on the accompanying consolidated balance sheets as of December 31, 1999 and 1998. The accompanying consolidated statement of operations for the year ended December 31, 1998 includes the results of operations of the acquired facilities for the period beginning March 20, 1998 (closing date of the LS Power Acquisition) to December 31, 1999.

     During 1999, the Company and the contractor, with the concurrence of the independent engineer, reached a final agreement regarding the settlement of all outstanding issues and obligations of the Cottage Grove and Whitewater facilities and the contractor pursuant to the construction contracts. The final settlement of the construction contract provided for a payment to the contractor of approximately $4,030,000 from funds available in Cottage Grove's and Whitewater's construction retainage accounts. The contractor has also agreed to extend various warranty periods and perform various repairs and inspections. Cottage Grove and Whitewater, in turn, acknowledged that final acceptance shall have been deemed to have occurred. Upon the release of the remaining construction retainage accounts and settlement of outstanding warranty claims, the Company recorded a gain of approximately $6,257,000 before minority interests in income. The gain is included in Other income in the accompanying consolidated statements of operations for the year ended December 31, 1999.

         Batesville Acquisition -- In August 1998, the Company acquired an approximate 52% interest in an 800-megawatt, gas-fired electric generating facility (the "Batesville Facility") under construction in Batesville, Mississippi (the "Batesville Acquisition"). The Company has committed to provide an equity contribution to the project subsidiary of approximately $54 million upon the earliest to occur of (i) the incurrence of construction costs after all project financing has been expended, (ii) an event of default under the project subsidiary's financing arrangements or (iii) June 30, 2001. This equity commitment is supported by a $54 million letter of credit provided under the Company's corporate credit facility. The Company expects the Batesville Facility, which will be operated by the Company, to commence commercial operation in summer 2000. Electricity generated by the Batesville Facility will be sold under long-term power purchase agreements with two investment-grade utilities.

     The Batesville acquisition was originally accounted for under the equity method of accounting, as the Company originally deemed its approximate 52% interest to be temporary. As of December 31, 1999, the Company has reassessed its ownership, and has determined that it will maintain an approximate 51% interest in the project. As such, the Company has consolidated the net assets of the Batesville Facility in the accompanying consolidated balance sheet at December 31, 1999. The accompanying consolidated statements of operations at December 31, 1999 and 1998 recognized earnings from the Batesville facility under the equity method of accounting.

         Bechtel Asset Acquisition -- In October 1998, the Company acquired from Bechtel Generating Company, Inc. ("BGCI") ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline in the United States (the "BGCI Acquisition"). The aggregate acquisition price, including acquisition costs, for the interests in the BGCI assets was approximately $189.7 million. The Company utilized a portion of the net proceeds from the issuance of $255 million of senior notes due 2008 to fund the BGCI Acquisition.

     The BGCI Acquisition has been accounted for using the purchase method of accounting, which resulted in the recognition of a net purchase premium of approximately $66.5 million. The purchase premiums or discounts related to the BGCI Acquisition are being amortized over the remaining lives of the facilities or over the remaining terms of the power purchase agreements. The Company uses the equity method of accounting to account for its ownership interests in eight of these facilities and uses the cost method of accounting for its ownership interests in the other four facilities (see Note 4).

     Subsequent to December 31, 1999, the Company purchased an additional 1% interest in the Logan and Northampton facilities, two of the twelve electric generating facilities included in the BGCI Acquisition. The Company paid approximately $1,650,000 for these additional interests. The Company will continue to account for its 50% interest in the Logan and Northampton facilities using the equity method.

     Indiantown Acquisition - In June 1999, the Company entered into an agreement to purchase an additional 40% ownership interest in the Indiantown cogeneration facility (the "Indiantown Acquisition"), one of the twelve electric generating facilities included in the BGCI Acquisition, in a three-phase transaction. The Company paid $39.8 million to acquire a 19.9% interest in the facility in June, 1999, $36.6 million to acquire a 20% interest in the facility in September, 1999 and $0.2 million to acquire a 0.1% interest in the facility in November, 1999. The Company funded the purchase of these interests with proceeds from credit facilities. These purchases resulted in a premium of approximately $38,000,000. This premium will be amortized over the remaining term of the power purchase agreement. The Company currently has a 50% interest in the Indiantown facility. This investment is accounted for using the equity method of accounting.

     The following unaudited pro forma consolidated results for the Company for the year ended December 31, 1999 and 1998 give effect to the LS Power Acquisition, the BGCI Acquisition and the Indiantown Acquisition as if these transactions had occurred on January 1, 1999 and January 1, 1998, respectively (dollars in thousands, except per share amount).

                                           PRO FORMA
                                    YEAR ENDED DECEMBER 31,
                                  ---------------------------
                                    1999               1998
                                    ----               ----

          Revenues                $457,762           $454,566
          Net Income              $ 73,130           $ 54,222
          Earnings per Share      $ 73,130           $ 54,222


4.  INVESTMENTS IN UNCONSOLIDATED POWER PROJECTS

Birchwood Power Partners, L.P.

     The Company owns a 50% interest in Birchwood Power Partners, L.P. ("Birchwood Power"), a partnership which owns a 200-megawatt, coal-fired cogeneration facility (the "Birchwood Facility") which sells electricity to a utility and provides thermal energy to a 36-acre greenhouse under long-term contracts. The Birchwood Facility is operated by an affiliate of The Southern Company under a long-term operations and maintenance agreement. The Company has 50% representation on Birchwood Power's management committee, which must approve all material transactions of Birchwood Power. The Company is accounting for its investment in Birchwood Power under the equity method. The Company's share of net income of Birchwood Power is recorded net of the amortization of the $36.4 million premium paid to purchase the Company's 50% share interest in Birchwood Power. This premium is being amortized on a straight-line basis over the estimated useful life of the Birchwood Facility. The Company recognized approximately $3,508,000, $3,714,000 and $1,412,000 in income from unconsolidated investments in power projects, net of premium amortization, in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997, respectively, related to its investment in Birchwood Power. The following table presents summarized financial information for Birchwood Power as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                               1999         1998
                                             --------     --------
                BALANCE SHEET DATA:
                  Current assets             $ 48,805     $ 48,416
                  Noncurrent assets           333,318      344,374
                                             --------     --------
                    Total assets             $382,123     $392,790
                                             ========     ========

                  Current liabilities        $  9,882     $  7,952
                  Noncurrent liabilities      323,598      329,428
                  Partners' capital            48,643       55,410
                                             --------     --------
                                             $382,123     $392,790
                                             ========     ========

                                              1999       1998        1997
                                            -------     -------     -------
                INCOME STATEMENT DATA:
                     Operating revenues     $75,582     $71,908     $69,275
                     Operating income        36,399      36,863      35,087
                     Net income               9,740       9,747       6,451


BGCI Assets

         The Company acquired interests in 12 electric generating facilities from BGCI on October 20, 1998 (the "BGCI assets") (see Note 3). The following table presents the Company's ownership interests at December 31, 1999, in the BGCI assets that are accounted for under the equity method:

                                            Percent             Net
                                           Ownership      Equity Interest
                               Plant        Interest         In Plant
         Project             Megawatts      Acquired         Megawatts
         -------             ---------     ---------      ---------------

         Logan                   218          49.0%            106.8
         Northampton             110          49.0              53.9
         Indiantown              380          50.0             190.0
         Carney's Point          262          10.0              26.2
         Panther Creek            83          12.2              10.1
         Scrubgrass               85          20.0              17.0
         Gilberton                82          19.6              16.1
         Morgantown               62          15.0               9.3


     The Company recognized approximately $21,954,000 and $2,760,000 in income from unconsolidated investments in power projects in the accompanying consolidated statement of operations for the year ended December 31, 1999 and for the period from October 20, 1998 to December 31, 1998 related to its investment in the projects acquired from BGCI. The following table presents summarized combined financial data for the unconsolidated power projects acquired from BGCI being accounted for under the equity method as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and for the period from October 20, 1998 to December 31, 1998 (dollars in thousands):

                                                    DECEMBER 31,
                                             -------------------------
                                                1999            1998
                                             ----------     ----------
                BALANCE SHEET DATA:
                  Current assets             $  157,396     $  131,178
                  Noncurrent assets           2,988,277      2,827,875
                                             ----------     ----------
                    Total assets             $3,145,673     $2,959,053
                                             ==========     ==========

                  Current liabilities        $  205,667     $  137,205
                  Noncurrent liabilities      2,523,826      2,398,944
                  Equity                        416,180        422,904
                                             ----------     ----------
                                             $3,145,673     $2,959,053
                                             ==========     ==========


                                                                FOR THE PERIOD
                                       FOR THE YEAR ENDED     OCTOBER 20,1998 TO
           INCOME STATEMENT DATA:       DECEMBER 31, 1999     DECEMBER 31, 1998
                                       ------------------     ------------------
             Operating revenues               $624,010              $96,622
             Operating income                  365,429               51,948
             Net income                         56,818               15,071


5.  INVESTMENT IN OTHER UNCONSOLIDATED AFFILIATES

     The Company makes investments in other joint venture partnerships whose purpose is to develop power projects. The Company utilizes the equity method of accounting for those partnerships in which it holds an ownership interest between 20% and 50%. The Company recognized approximately $208,000, $307,000, and $471,000 in equity losses for the years ended December 31, 1999, 1998 and 1997, respectively, related to its investments in these partnerships. These losses are reflected in equity in loss of affiliates in the accompanying consolidated statements of operations.

     The Company entered into an agreement with Agro Power Development, Inc. a developer and operator of greenhouse facilities, ("Agro") to make investments in partnerships which develop, construct and operate greenhouses which produce tomatoes. The Company obtained a 50% interest in four limited partnerships which had a combined 107 acres of production capacity in operation. In December 1998, the Company entered into an agreement to sell its 50% interest in the partnerships to EcoScience Corporation ("EcoScience"), the parent of Agro. In return for its 50% interest, the Company received 1,000,000 shares of common stock of EcoScience and a note receivable from EcoScience (the "EcoScience Note") in the amount of approximately $20.6 million. The original note receivable from EcoScience accrued interest at 11.25% per annum with principal and interest due on March 15, 1999, (see below), and was secured by a pledge of all the outstanding stock of Agro. The Company recognized a gain of $2.1 million related to the fair market value of common stock received. This gain is included in investment and other income in the accompanying consolidated statements of operations for the year ended December 31, 1998. As of December 31, 1999, the Company has recorded an unrealized holding loss on the EcoScience common stock which has been included in the accompanying consolidated financial statements.

     On March 15, 1999, the Company agreed to extend the due date for principal and interest on the EcoScience Note to June 30, 1999. In exchange for this extension, the Company received an extension fee of $1 million in the form of a promissory note from EcoScience, which bears the same terms as the original note. As of December 31, 1999 and 1998, the Company had a recorded investment in the EcoScience Note of $21,600,000 and $20,600,000, respectively. The Company has an allowance for credit losses related to the entire balance of its recorded investment in the EcoScience Note of approximately $14,400,000 and $11,800,000 at December 31, 1999 and 1998, respectively. Currently, the Company is recording interest income only as cash is received. The Company recognized and received no interest on this note for the year ended December 31, 1999. The Company would have recognized gross interest income of approximately $2,400,000 for the year ended December 31, 1999 if EcoScience would have been current in their interest payments.


     Subsequent to December 31, 1999, the Company entered into an agreement to exchange the EcoScience Note and all outstanding interest due for a promissory note in the amount of $15,900,000. The promissory note bears interest at 5% per year, and is due in five annual installments of $3,180,000, beginning on December 1, 2003 until December 1, 2007. In consideration for this exchange, EcoScience authorized and issued 333,333 shares of Series A Preferred Stock of EcoScience to the Company.

     Prior to the sale of the greenhouse partnerships, the Company accounted for its investment in these partnerships under the equity method, an recognized approximately $2,967,000, and $1,066,000 in equity losses in the accompanying consolidated statements of operations for the years ended December 31, 1998 and 1997, respectively.

6.  LONG-TERM DEBT

     The following long-term debt was outstanding as of December 31, 1999 and 1998, respectively (dollars in thousands):

                                                                                         DECEMBER 31,
                                                                             ----------------------------------
                                                                                   1999               1998
                                                                             -----------------    -------------
LONG-TERM DEBT:
HOPEWELL FACILITY:
     Note payable to banks                                                        $51,000            $ 67,000
PORTSMOUTH FACILITY:
     Note payable to banks                                                         41,649              43,129
ROCKY MOUNT FACILITY:
     Note payable to financial institution                                        120,182             123,422
RINGGOLD FACILITY:
     Note payable to banks                                                         10,995              13,440
RICHMOND FACILITY:
     Commercial paper notes payable, net of unamortized issue
     discount of $745 and $350, respectively, and tax-exempt bonds                171,848             185,814
ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES:
     Notes payable to banks                                                         6,824              16,964
ROXBORO AND SOUTHPORT FACILITIES:
     Note payable to banks                                                         52,608              73,400
COTTAGE GROVE AND WHITEWATER FACILITIES:
     Bonds payable, due 2010 and 2016, including unamortized fair market value adjustment related to purchase of facilities of
     $20,386 and $21,345                                                          352,386             353,345
BATESVILLE FACILITY:
    Bonds payable, due 2014 and 2025                                              326,000                   -
OKLAHOMA FACILITY:
    Construction note payable to banks                                             70,531                   -
CEA CREDIT FACILITY                                                                66,400                   -
OTHER                                                                                 960               1,139

Total Long-Term Debt                                                            1,271,383             877,653
Less:  Current portion                                                            (90,114)            (86,256)
                                                                               ----------            --------
Long-term portion                                                              $1,181,269            $791,397
                                                                               ==========            ========

         Information related to each of these borrowings is as follows:

HOPEWELL FACILITY:

     The Hopewell Facility's project debt agreement was amended in February 1998 resulting in an extension of the final maturity of the note payable by six months to December 31, 2002. The amended terms of the loan agreement increased outstanding borrowings by $34.6 million, the proceeds of which (net of transaction costs) were paid as a distribution to the partners in that project. The amended note payable accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of 1.00% (7.15% at December 31, 1999). The amended note payable also provides for a $5 million letter of credit to secure the project's obligation to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the note payable for any cash deficits the Hopewell Facility could experience as a result of incurring certain costs, subject to a cap of $10.6 million.

     An extraordinary loss of $2.4 million was recorded in the first quarter of 1998 related to the write-off of unamortized deferred financing costs from the original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt. The Company's share of this extraordinary loss of approximately $700,000, net of a tax benefit of approximately $500,000 and minority interest of $1.2 million, is shown in the accompanying consolidated statements of operations.

PORTSMOUTH FACILITY:

     The Portsmouth Facility's project debt agreement was amended in December 1997, resulting in the extension of the final maturity of the loan by three months to December 31, 2002. The amended terms of the loan agreement also increased the outstanding credit commitment from the project lenders to $43.5 million in the form of a revolving credit facility. As of December 31, 1999, the balance outstanding under the credit facility is approximately $41,600,000, of which $20,400,000 was outstanding under the revolving credit facility. The amended terms of the loan agreement provide for interest to accrue at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of 1.0% (7.15% at December 31, 1999). The banks' outstanding credit commitment under the loan agreement is reduced quarterly, with interest payable the earlier of the maturity of the applicable LIBOR term or quarterly through December 2002. The loan agreement also provides for a $6 million letter of credit to secure the project's obligations to pay debt service. Cogentrix Energy, Inc. has indemnified the lenders of the senior credit facility for any cash deficits the Portsmouth Facility could experience as a result of incurring certain costs, subject to a cap of $30 million.

     An extraordinary loss of $2,458,000 was recorded in the year ended December 31, 1997 related to the write-off of unamortized deferred financing costs from the original senior loan of $1,395,000 and net swap termination fees of $1,063,000 related to interest rate swap agreements hedging the original project debt. This extraordinary loss is shown net of a tax benefit of $956,000 in the accompanying consolidated statement of operations.

ROCKY MOUNT FACILITY:

     The note payable to financial institution consists of a $120,182,000 senior loan which accrues interest at a fixed annual rate of 7.58%. Payment of principal and interest is due quarterly through December 2013.

RINGGOLD FACILITY:

     The note payable to banks consists of a senior loan which accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1.35% per annum (7.36% at December 31, 1999). Interest is payable at the earlier of the maturity of the applicable LIBOR term or quarterly in arrears. Payments of principal under the senior loan are due semiannually through April 2004.

     In January 1998, the Company signed an agreement with Pennsylvania Electric Company ("Penelec") to terminate its power purchase agreement. This termination agreement was the result of a request for proposals from the utility to buy-back or restructure power sales agreements issued to all major operating independent power producers in Penelec's territory in April 1997. The termination agreement with Penelec provides for a payment to the project subsidiary of approximately $20.4 million, which will be sufficient to retire all of the project subsidiary's outstanding debt. The buy-back of the power purchase agreement is subject to the issuance of a satisfactory final order by the Pennsylvania Public Utility Commission, which is not subject to appeal, granting Penelec the authority to fully recover from its customers the consideration paid under the buyout agreement. Management does not expect the termination of this project subsidiary's power purchase agreement, if it occurs, this event to have an adverse impact on the Company's consolidated results of operations or financial position.

RICHMOND FACILITY:

     Commercial paper notes outstanding are supported by an irrevocable, direct-pay letter of credit provided by a syndicate of banks (the "Banks"). The maximum amount of commercial paper notes supported by the letter of credit is $124,600,000 as of December 31, 1999. The annual interest rate incurred is the yield on the commercial paper notes plus a 1.25% to 1.50% per annum fee (weighted average rate of 7.27% at December 31, 1999) paid to the Banks for providing the letter of credit.

        Tax-exempt industrial development bonds (the "Bonds") have been issued to support the purchase of certain pollution control and solid waste disposal equipment for the Facility ($48 million outstanding at December 31, 1999 and 1998). Principal and interest payments on the Bonds are supported by an irrevocable, direct-pay letter of credit provided by the Banks. The annual interest rate is the yield on the Bonds plus a 1.25% to 1.50% per annum fee (5.6% at December 31, 1999). The letters of credit described above are part of one credit facility (the "Credit Facility"). The Credit Facility provides for commitment reductions through September 2007.

ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES:

     The project debt on the Elizabethtown, Lumberton and Kenansville Facilities consists of a senior note payable that accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1% (7.21% at December 31, 1999). Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through September 2000. The senior credit facility also provides for a $3.3 million letter of credit to secure the project's obligations to pay debt service.

ROXBORO AND SOUTHPORT FACILITIES:

     The project debt agreement for the Roxboro and Southport Facilities consists of a senior note payable that accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1% through September 2001 and 1.125% thereafter (7.21% at December 31, 1999). Principal is payable quarterly with interest payable at the earlier of the maturity of the applicable LIBOR term or quarterly through June 2002. The senior credit facility also provides for a $6.5 million letter of credit to secure the project's obligations to pay debt service.

COTTAGE GROVE AND WHITEWATER FACILITIES:

     The project debt of the Cottage Grove and Whitewater Facilities consist of the following senior secured bonds (dollars in thousands):

         7.19% Senior Secured Bonds due June 30, 2010          $105,551
         8.08% Senior Secured Bonds due December 30, 2016       226,449
                                                               --------
                                                               $332,000
                                                               ========

     Interest and principal is payable on these bonds semi-annually on June 30 and December 30 of each year. Principal payments commence on June 30, 2000 for the 2010 Bonds and December 30, 2010 for the 2016 Bonds.

     In December 1998, Cogentrix Mid-America, Inc., a wholly-owned subsidiary, which holds the Company's interest in the Cottage Grove and Whitewater Facilities entered into a credit agreement with a bank to provide for a $25 million revolving credit facility available in a form of the issuance of letters of credit to support the debt reserve requirements for the 2010 and 2016 Bonds which vary from $12.9 million to $28.1 million over the term of the Bonds. The credit agreement also provides for direct advances up to the amount of any excess of the $25 million commitment over the then debt service reserve requirement. As of December 31, 1999, letters of credit totalling $14.1 million were issued and outstanding under the credit agreement.

JENKS FACILITY:

     The construction loan agreement for the Jenks facility consists of a construction note payable up to $350 million to construct an 800-megawatt, combined cycle, natural gas-fired generating facility. The construction loan will convert to a term loan, due December 2006, upon commencement of commercial operations. The loan agreement provides for interest to accrue at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1.25% to 2.25% per annum. The loan facility also provides for an $8 million letter of credit to secure the project's obligation to pay debt service.

     In accordance with the terms of the project financing agreements, the Company is committed to provide an equity contribution to the project subsidiary of approximately $56.9 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) the incurrence of construction costs after all project financing has been expended or (c) June 24, 2002. The equity contribution commitment will be reduced by approximately $8.2 million upon the project subsidiary's receipt of a waste water discharge permit. This equity contribution commitment is supported by a letter of credit, which is provided under the corporate credit facility.

BATESVILLE FACILITY:

     The project debt of the Batesville Facility consists of the following senior secured bonds (dollars in thousands):

         7.16% Senior Secured Bonds due January 15, 2014        $150,000
         8.16% Senior Secured Bonds due June 15, 2025            176,000
                                                                --------
                                                                $326,000
                                                                ========

     Interest and principal is due on these bonds semi-annually on January 15 and July 15 each year. Principal payments commence on July 15, 2001 for the 2014 Bonds, and July 15, 2014 for the 2025 Bonds.

INTEREST RATE PROTECTION AGREEMENTS:

     The Company has entered into interest rate cap and interest rate swap agreements (Note 12) to manage its interest rate risk on its variable-rate project financing debt. The notional amounts of debt covered by these agreements as of December 31, 1999 and 1998 were approximately $263,279,000 and $343,112,000, respectively. The agreements effectively change the interest rate on the portion of debt covered by the notional amounts from a weighted average variable rate of 7.2% at December 31, 1999 to a weighted average effective rate of 7.1% at December 31, 1999. These agreements expire at various dates through July 2006.

CEA Credit Facility

     In September 1999, one of the Company's wholly-owned subsidiaries, Cogentrix Eastern America, Inc., formed to hold the Company's ownership interest in twelve electric generating facilities acquired in the BGCI Acquisition, entered into a $75 million, three-year credit facility. The commitment under this facility reduces to $67.5 million after one year and to $60 million after two years. As of December 31, 1999, advances totaling $66.4 million were outstanding under this facility.

     The project financing debt is substantially non-recourse to Holdings. The project financing agreements of the subsidiaries place limitations on the payment of dividends, limit additional indebtedness, and restrict the sale of assets. The project financing agreements also require certain cash to be held with a trustee as security for future debt service payments. In addition, the Facilities, as well as the long-term contracts which support them, are pledged as collateral for the Company's obligations under the project financing agreements.

     The ability of the subsidiaries to pay dividends and management fees periodically to Holdings is subject to certain limitations in their respective financing documents. Such limitations generally require that: (i) debt service payments be current, (ii) debt service coverage ratios be met, (iii) all debt service and other reserve accounts be funded at required levels, and (iv) there be no default or event of default under the relevant credit documents. Dividends, when permitted, are declared and paid immediately to Holdings at the end of such period.

     Future maturities of long-term debt at December 31, 1999, net of unamortized issue discounts on commercial paper notes, are as follows (dollars in thousands):

                                       YEAR ENDED
                                      DECEMBER 31,
                                      ------------
                        2000           $   90,114
                        2001               85,911
                        2002              124,949
                        2003               34,789
                        2004               38,206
                        Thereafter        877,773
                                       ----------
                                       $1,251,742
                                       ==========

     Cash paid for interest on the Company's long-term debt amounted to $61,032,000, $66,899,000, and $44,708,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

7.  SALES TYPE CAPITAL LEASE

     The power purchase agreements acquired by the Company as a result of the LS Power Acquisition have characteristics similar to leases in that the agreements confer to the purchasing utility the right to use specific property, plant and equipment. At the commercial operations date, the partnerships accounted for the power purchase agreements as "sales-type" capital leases in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases".

     The components of the net investment in the leases at December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                     1999             1998
                                                 -----------      -----------
                  Gross Investment in Leases     $ 1,097,787      $ 1,140,909
                  Unearned Income on Leases         (597,592)        (642,295)
                                                 -----------      -----------
                  Net Investment in Leases       $   500,195      $   498,614
                                                 ===========      ===========

     Gross investment in leases represents total capacity payments receivable over the terms of the power purchase agreements, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

     Estimated minimum lease payments over the remaining term of the power purchase agreements as of December 31, 1999 are as follows (dollars in thousands):

                        2000             $   45,180
                        2001                 45,187
                        2002                 47,253
                        2003                 49,052
                        2004                 50,957
                        Thereafter          860,158
                                         ----------
                            Total        $1,097,787
                                         ==========

8.  INCOME TAXES

     The Company files a consolidated federal tax return with the Parent, but records its income tax provisions on a separate-entity basis for financial reporting purposes. Deferred income tax assets and liabilities are recognized for the estimated future income tax effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are also established for the estimated future effect of net operating loss and tax credit carryforwards when it is more likely than not that such assets will be realized. Deferred taxes are calculated based on provisions of the enacted tax law.

        Reconciliations between the federal statutory income tax rate and the Company's effective income tax rate are as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                   1999       1998       1997
                                                   ----       ----       ----

          Federal statutory tax rate                 35%        35%        35%
          State income taxes, net of loss
          carryforwards and federal tax impact      4.7        3.4        3.4
          Other                                    (0.9)      (2.5)      (0.0)
                                                   ----       ----       ----
          Effective tax rate                       38.8%      40.9%      37.5%
                                                   ====       ====       ====

     The net current and noncurrent components of deferred income taxes reflected in the accompanying consolidated balance sheets as of December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                               DECEMBER 31,
                                                         ------------------------
                                                            1999           1998
                                                         ---------      ---------
          Net current deferred tax liability (asset)     $     788      $  (1,757)
          Net noncurrent deferred tax liability            129,693         91,460
                                                         ---------      ---------
          Net deferred tax liability                     $ 130,481      $  89,703
                                                         =========      =========

9.  COMMITMENTS AND CONTINGENCIES

     Parent Debt Guaranteed by the Cogentrix Delaware Holdings, Inc. - Cogentrix Delaware Holdings, Inc. has guaranteed all of the Parent's existing and future senior unsecured debt for borrowed money. This guarantee was given to the lenders under the Parent's corporate credit facility and terminates, unless the term of the credit agreement is extended, when the credit agreement for the corporate credit facility terminates in 2002 (Note 1). The agreement under which the guarantee was given provides that the terms or provisions of the guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Cogentrix Delaware Holdings, Inc. and the agent bank for the lenders under the credit agreement.

SENIOR NOTES

     On March 15, 1994, the Parent issued $100 million of registered, unsecured senior notes due 2004 (the "Senior Notes") in a public debt offering. The Senior Notes were priced at par to yield 8.10%. The Senior Notes require annual sinking fund payments beginning in March 2001.

     On October 20, 1998, the Parent issues $220 million of registered, unsecured 8.75% senior notes due 2008 (the "2008 Notes"). These notes were issued at a discount resulting in an effective rate of approximately 8.824%. On November 25, 1998, the Company issued an additional $35 million of the 2008 Notes at a premium resulting in an effective rate of approximately 7.95%.

CORPORATE CREDIT FACILITY

In May 1997, the Parent entered into a credit agreement with Australia and New Zealand Banking Group Limited, as agent for a group of lending banks. In October 1998, the Parent amended and restated the corporate credit facility to provide for $125 million of revolving credit available through October 2002 in the form of direct advances or the issuance of letters of credit (the "Corporate Credit Facility"). As of December 31, 1999, the Parent has used this credit facility to issue approximately $117 million of letters of credit in connection with investments made in electric-generating plants, and two plants under construction. Subsequent to December 31, 1999, the Corporate Credit Facility was amended to provide for $175 million of revolving credit and to modify the covenants. The revolving credit facility has been extended through October 2002.

     Long-Term Contracts -- The Company has several long-term contractual commitments that comprise a significant portion of its financial obligations. These contractual commitments with original terms varying in length from 10 to 30 years are the basis for a major portion of the revenue and operating expenses recognized by the Company and provide for specific services to be provided at fixed or indexed prices. The major long-term contractual commitments are as follows:

         (i) The Company is required to sell electricity generated by each Facility to a Utility and the Utility is required to purchase this electricity or make capacity payments at pre-established or annually escalating prices.

         (ii) The Company is required to sell and the Steam Purchaser is required to purchase a minimum amount of process steam from each Facility for each contract year. The Steam Purchaser is generally required to purchase its entire steam requirements from the Company. The purchase price of steam under these contracts escalates annually or is fixed and determinable during the term of the contracts.

         (iii) The Company is obligated to purchase and fuel suppliers are required to supply all of the fuel requirements of each Facility. Fuel requirements include the quality and estimated quantity of fuel required to operate each Facility. The price of fuel escalates annually for the term of each contract. In addition, the Company has transportation contracts with various entities to deliver the fuel to each Facility. These contracts also provide for annual escalations throughout the term of the contracts.

     Effective September 1996, the Company amended the power sales agreements on its Lumberton, Elizabethtown, Kenansville, Roxboro and Southport Facilities. These amendments provide the purchasing utility additional rights related to the dispatch of the Facilities and eliminated the purchase options which the utility held related to the Roxboro and Southport Facilities.

     The Company has also amended the power sales agreement on its Portsmouth Facility and Hopewell Facility, effective December 1997 and February 1998, respectively. These amendments provide the purchasing utility additional rights related to the dispatch of these Facilities. The terms of Portsmouth's amended power sales agreement also eliminated Portsmouth's accrued obligation to return previously disallowed capacity payments to the purchasing utility.

     Under the terms of certain contracts with electricity purchasers, the Company is obligated to pay up to $37,350,000 in aggregate liquidated damages to the respective electricity purchasers if the respective facility does not demonstrate certain operating and reliability standards. Banks have issued letters of credit, non-recourse to us and our Parent, in favor of electricity purchasers which secure the Company's obligations to the electricity purchasers under this provision of the contracts.

     Under certain power sales agreements, the Utility is permitted to reduce future payments or recover certain payments previously made upon the occurrence of certain events, which include a state utility commission prohibiting the Utility from recovering such payments made under such power sales agreement. However, in most cases, the Utility is prohibited from reducing or recovering such payments prior to the maturity date of the original project financing debt.

      Guarantees -- In connection with its substantially non-recourse project financings and certain other subsidiary contracts, the Parent and its subsidiary, Cogentrix, Inc. have expressly undertaken certain limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments include guarantees by Cogentrix, Inc. of a certain subsidiary's obligation capped at $1.5 million and certain subsidiaries' performance under their contracts with one Utility.

    Claims and Litigation - One of the Company's indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, the Company's management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent the subsidiary in the defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on the Company's consolidated financial position or results of operations.

    In addition to the litigation described above, the Company experiences other routine litigation in the normal course of business. The Company's management is of the opinion that none of this routine litigation will have a material adverse impact on its consolidated financial position or results of operations.


10.  FUNDS HELD BY TRUSTEES

     The majority of revenue received by the Company is required by the terms of various credit agreements to be deposited in accounts administered by certain banks (the "Trustees"). The Trustees invest funds held in these accounts at the direction of the Company. These accounts are established for the purpose of depositing all receipts and monitoring all disbursements of each Facility. In addition, special accounts are established to provide debt service payments and income taxes. The funds in these accounts are pledged as security under the project financing agreements of each subsidiary.

     Funds held by the Trustees were approximately $110,945,000 and $47,188,000 at December 31, 1999 and 1998, respectively. Debt service account balances are reflected as restricted cash, whereas all other accounts are classified as cash and cash equivalents in the accompanying consolidated balance sheets.


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

     The Company invests its temporary cash balances in U.S. government obligations, corporate obligations and financial instruments of highly-rated financial institutions. A substantial portion of the Company's accounts receivable are from two major regulated electric utilities and the associated credit risks are limited.

     The carrying values reflected in the accompanying consolidated balance sheets at December 31, 1999 and 1998, approximate the fair values for cash and cash equivalents and variable-rate long-term debt. Investments in certificates of deposit and restricted investments are included in restricted cash and are reported at fair market value, which approximates cost, at December 31, 1999, and 1998. The fair value of the Company's fixed-rate borrowings at December 31, 1999 and 1998 is $17,989,000 and $62,613,000 greater than the historical carrying value of $778,181,000 and $518,035,000, respectively. In making such calculations, the Company utilized credit reviews, quoted market prices and discounted cash flow analyses, as appropriate.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to the Company's interest rate protection agreements (Note 6). The Company does not obtain collateral or other security to support such agreements but continually monitors its positions with, and the credit quality of, the counterparties to such agreements. As of December 31, 1999 and 1998, the net unrealized gain (loss) on the interest rate protection agreements was $2,325,000 and $(6,086,000), respectively.

12.  RELATED PARTY TRANSACTIONS

     The Company has had transactions in the normal course of business with various affiliate corporations including the Parent. The Company had notes receivable due from affiliates of $76,410,000 and $57,348,000 as of December 31, 1999 and 1998, respectively. These notes accrue interest at the prime rate and principal and interest are due upon demand. The Company also had note payables due to the Parent of $4,815,000 and $6,010,000 as of December 31, 1999 and 1998, respectively. These notes consist primarily of working capital loans which accrue interest at the prime rate. Principal and interest of these notes are due upon demand.

13.  SUBSEQUENT EVENT

     The Company has been developing jointly with Avista Power, Inc. a 270 megawatt, combined cycle, natural gas-fired electric generating facility to be located in Rathdrum, Idaho. The Company and Avista Power own a 51% and 49% interest, respectively, in a partnership that will own the Rathdrum facility. On March 9, 2000, the partnership closed a credit facility with a bank and a financial institution which provides for a $126 million construction loan and a $5 million debt service reserve letter of credit. In accordance with the terms of the financing agreements, the Company has committed to provide an equity contribution to the partnership of approximately $16.7 million upon the earliest to occur of (a) an event of default under the project's financing agreement, (b) the incurrence of construction costs after all project financing has been expended or (c) October 1, 2002. The equity contribution agreement is supported by a letter of credit, which is provided under the Parent's corporate credit facility. In addition, the Parent has agreed to make additional stand-by equity contributions to cover certain contingent costs during the construction period, subject to a cap of $3.6 million.

     An indirect, wholly-owned subsidiary of the Company has entered into an engineering, procurement, and construction (EPC) contract with the partnership to construct the Rathdrum facility. The Parent is providing a guarantee supporting the subsidiary's obligations under the EPC contract. The Rathdrum facility, which the Company will operate, is anticipated to begin operation in the third quarter of 2001. Avista Turbine Power, Inc. will deliver natural gas to the plant and purchase the electrical output of the facility under a 25 year power purchase agreement.

                                                                      SCHEDULE I

                        COGENTRIX DELAWARE HOLDINGS, INC.
                     CONDENSED BALANCE SHEETS OF REGISTRANT
                           December 31, 1999 and 1998
                             (dollars in thousands)


                                   ASSETS                     1999             1998
                                                            ---------       ---------

CURRENT ASSETS:
  Cash and cash equivalents                                 $     580       $  12,535
  Accounts receivable                                           8,473          16,216
                                                            ---------       ---------
       Total current assets                                     9,053          28,751
                                                            ---------       ---------

INVESTMENT IN SUBSIDIARIES (ON THE EQUITY METHOD)             151,303         (63,664)
                                                            ---------       ---------
OTHER ASSETS:
  Notes receivable from affiliates                            229,789         412,760
  Other                                                        23,842          12,638
                                                            ---------       ---------
     Total other assets                                       253,631         425,398
                                                            ---------       ---------
Total Assets                                                $ 413,987       $ 390,485
                                                            =========       =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                 --              79
                                                            ---------       ---------
    Total current liabilities                                      --              79
                                                            ---------       ---------
LONG-TERM DEBT
  Deferred income taxes                                        23,570          17,372
                                                            ---------       ---------
      Total liabilities                                        23,570          17,451
                                                            ---------       ---------

SHAREHOLDERS' EQUITY:
  Common stock                                                      1               1
  Additional paid-in capital                                  610,458         522,381
  Accumulated comprehensive income                             (1,144)            (15)
  Accumulated deficit                                        (218,898)       (149,333)
                                                            ---------       ---------
       Total shareholders' equity                             390,417         373,034
                                                            ---------       ---------
Total liabilities and shareholders' equity                  $ 413,987       $ 390,485
                                                            =========       =========

       The accompanying condensed notes to condensed financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                      COGENTRIX OF DELAWARE HOLDINGS, INC.
                  CONDENSED STATEMENTS OF INCOME OF REGISTRANT
              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                          1999           1998           1997
                                                        --------       --------       --------
OPERATING REVENUE                                       $     --       $     --       $     --
OPERATING EXPENSES:
  General, administrative and development expenses           (21)           (69)          (126)
                                                        --------       --------       --------
OPERATING LOSS                                               (21)           (69)          (126)
                                                        --------       --------       --------
OTHER INCOME (EXPENSE):
  Investment and other income                             15,998         22,234         10,472
                                                        --------       --------       --------
      Total other income                                  15,998         22,234         10,472
                                                        --------       --------       --------
INCOME BEFORE INCOME TAXES                                15,977         22,165         10,346
INCOME TAX PROVISION                                      (6,199)        (9,056)        (4,138)
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES                 62,528         40,364         25,677
                                                        --------       --------       --------
NET INCOME (LOSS)                                       $ 72,306       $ 53,473       $ 31,885
                                                        ========       ========       ========

       The accompanying condensed notes to condensed financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                        COGENTRIX DELAWARE HOLDINGS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS OF REGISTRANT
              For the Years Ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                               1999            1998             1997
                                                                             ---------       ---------       ---------
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES                               $  81,198       $  53,632       $  43,380
                                                                             ---------       ---------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                                                (222,330)           (526)        (10,204)
                                                                             ---------       ---------       ---------
         Net cash (used in) provided by investing activities                  (222,330)           (526)        (10,204)
                                                                             ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease (increase) in notes receivable from affiliates                      182,971        (291,492)        (20,800)
  Contributed capital from Parent                                               88,077         298,312          45,194
  Dividends paid to Parent                                                    (141,871)        (97,604)        (53,689)
                                                                             ---------       ---------       ---------
              Net cash flows provided by (used in) financing activities        129,177         (90,784)        (29,295)
                                                                             ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                           (11,955)        (37,678)          3,881
CASH AND CASH EQUIVALENTS, beginning of period                                  12,535          50,213          46,332
                                                                             ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                                     $     580       $  12,535       $  50,213
                                                                             =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - CASH DIVIDENDS RECEIVED                                     $  69,890       $  58,780       $  30,648
                                                                             =========       =========       =========

       The accompanying condensed notes to condensed financial statements are an integral part of this schedule.

                                                                      SCHEDULE I

                        COGENTRIX DELAWARE HOLDINGS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT


1.  SIGNIFICANT ACCOUNTING POLICIES

         These condensed notes should be read in conjunction with the consolidated financial statements, and accompanying notes.

         Accounting for Subsidiaries -- Cogentrix Delaware Holdings, Inc. has accounted for its investment in and earnings of its subsidiaries on the equity method in the condensed financial information.

         Income Taxes -- The benefit for income taxes has been computed based on the Company's consolidated effective income tax rate.

         Change of Fiscal Year -- Effective January 1, 1998, Cogentrix Energy, Inc. changed its fiscal year to commence on January 1 and conclude on December 31 of each year. Cogentrix Energy, Inc.'s fiscal year previously commenced each July 1, concluding on June 30 of the following calendar year. Cogentrix Energy has restated its financial statements for the years ending December 31, 1997 fiscal year to a calendar year basis.


2.  GUARANTEE OF PARENT DEBT

         Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy, has guaranteed all of the existing and future senior, unsecured outstanding indebtedness for borrowed money of Cogentrix Energy. This guarantee, provided for in the credit agreement for the Corporate Credit Facility, expires by its terms in 2002, unless the term of the credit agreement is extended. The agreement under which the guarantee was given provides that the terms or provisions of the guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Cogentrix Delaware Holdings, Inc. and the agent bank for the lenders under the credit agreement.

Senior Notes

     On March 15, 1994, Cogentrix Energy, Inc. issued $100 million of registered, unsecured senior notes due 2004 (the "2004 Notes") in a public debt offering. The 2004 Notes were priced at par to yield 8.10%. In February 1994, Cogentrix Energy, Inc. entered into a forward sale of ten-year U.S. Treasury Notes in order to protect against a possible increase in the general level of interest rates prior to the completion of the 2004 Notes offering. This hedge transaction resulted in the recognition of a gain which has been deferred and included as part of the 2004 Notes on the accompanying consolidated balance sheets. This deferred gain will be recognized over the term of the 2004 Notes, reducing the effective rate of interest on the 2004 Notes to 7.5%. The 2004 Notes require annual sinking fund payments beginning in March 2001. The impact of the sinking fund requirements has been reflected in the schedule of future maturities of long-term debt contained herein.

     On October 20, 1998, Cogentrix Energy, Inc. issued $220 million of registered, unsecured 8.75% senior notes due 2008 (the "2008 Notes"). These notes were issued at a discount resulting in an effective rate of approximately 8.824%. On November 25, 1998, the Company issued an additional $35 million of the 2008 Notes at a premium resulting in an effective rate of approximately 7.95%.

     In March 1998, in anticipation of the offering of the 2008 Notes, the Company entered into an interest rate hedge agreement to protect against a possible increase in the general level of interest rates. The settlement costs of approximately $22.1 million related to this hedge agreement were deferred and will be recognized over the term of the 2008 Notes resulting in an overall effective rate of approximately 9.59%.

         Future maturities of long-term debt at December 31, 1999, excluding the unamortized balance of the net deferred hedge loss and excluding the net unamortized premium, are as follows (dollars in thousands):


                                 YEAR ENDED
                                 DECEMBER 31,
                                 ------------

                                    2000             $      0
                                    2001               20,000
                                    2002               20,000
                                    2003               20,000
                                    2004               20,000
                                    Thereafter        275,000
                                                     --------
                                                     $355,000
                                                     ========

Corporate Credit Facility

     In May 1997, the Company entered into a credit agreement with Australia and New Zealand Banking Group Limited, as agent for a group of lending banks. In October 1998, the Company amended and restated the corporate credit facility to provide for $125 million of revolving credit available through October 2002 in the form of direct advances or the issuance of letters of credit (the "Corporate Credit Facility"). Borrowings bear interest at LIBOR plus an applicable margin based on the credit rating on Cogentrix Energy's 2004 and 2008 Notes. Commitment fees related to the Corporate Credit Facility are currently 50 basis points per annum, payable each quarter on the outstanding unused portion of the Corporate Credit Facility. As of December 31, 1999, the Company has used this credit facility to issue approximately $117 million of letters of credit in connection with investments made in electric-generating plants, and two plants under construction. Subsequent to December 31, 1999, the Corporate Credit Facility was amended to provide for $175 million of revolving credit and to modify the covenants. The revolving credit facility has been extended through October, 2002.

     Cogentrix Delaware Holdings, Inc., a wholly-owned subsidiary of Cogentrix Energy, has guaranteed all of the existing and future senior, unsecured outstanding indebtedness for borrowed money of Cogentrix Energy. This guarantee, provided for in the credit agreement for the Corporate Credit Facility, expires by its terms in 2002, unless the term of the credit agreement is extended. The agreement under which the guarantee was given provides that the terms or provisions of the guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Cogentrix Delaware Holdings, Inc. and the agent bank for the lenders under the credit agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of Cogentrix Holdings are as set forth below.

NAME                         AGE    POSITION
----                         ---    --------
Thomas F. Schwartz........    38    President and Director
John W. O'Connor..........    31    Vice-President - Finance, and Director
David P. Fontello.........    50    Director


         THOMAS F. SCHWARTZ has been President and Director since December 1993. Mr. Schwartz has been Group Senior Vice President-Finance and Chief Financial Officer of Cogentrix Energy, the parent of Holdings since December 1999. From March 1997 until then he was Senior Vice President--Finance and Treasurer of Cogentrix Energy, prior to which he was Vice President--Finance and Treasurer since Cogentrix Energy's formation in 1993. From April 1991 to 1993, Mr. Schwartz was Controller of Cogentrix, Inc. Prior to joining Cogentrix, Inc., he was an audit manager with Arthur Andersen, LLP's Small Business Advisory Division.

         JOHN W. O'CONNOR John W. O'Connor has been Vice President-Finance and a Director since October 1999. He has been Vice President-Controller of Cogentrix Energy, the parent of Holdings, since September 1997. Previously, Mr. O'Connor was Assistant Controller of Cogentrix Energy since January 1996.

         DAVID P. FONTELLO David Fontello has been a Director since October 1996. He is employed by Wilmington Trust Company as a Vice President since 1989. He was appointed Section Manager of the Corporate Custody/Corporate Trust
Section in 1995. Mr. Fontello currently serves as a Director of over 50 Delaware holding companies.


ITEM 11.  EXECUTIVE COMPENSATION

         None of the officers or directors of Cogentrix Delaware Holdings, Inc. have received, or, it is anticipated, will receive, compensation for their services with Holdings.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the issued and outstanding shares of common stock of Holdings are owned by its parent, Cogentrix Energy, Inc.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements, Financial Statement Schedules and Exhibits - The following documents are filed as part of this Form 10-K.

                  (1)  Consolidated Financial Statements - See index on page 32.

                  (2)  Financial Statement Schedules - See index on page 32.

                  (3)  Index to Exhibits.

         Designation Of
              Exhibit                   Description Of Exhibit
         --------------                 ----------------------

                  3.1 Certificate of Incorporation of Cogentrix Delaware Holdings, Inc. (3.3) (16)

                  3.2      Bylaws of Cogentrix Delaware Holdings, Inc. (3.4)
                           (16)

                  4.1 Indenture, dated as of March 15, 1994 between Cogentrix Energy, Inc. and First Union National Bank of North Carolina, as Trustee, including form of 8.10% 2004 Senior Note (4.1) (3)

                  4.2 Indenture, dated as of October 20, 1998, between Cogentrix Energy, Inc. and First Union National Bank, as Trustee, including form of 8.75% Senior Note (4.2)
                           (14)

                  4.3 First Supplemental Indenture, dated as of October 20, 1998 between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.3) (14)

                  4.4 Registration Agreement, dated as of October 20, 1998, by and among Cogentrix Energy, Inc., Salomon Smith Barney Inc., Goldman, Sachs & Co. and CIBC Oppenheimer Corp. (4.4) (14)

                  4.5 Registration Agreement, dated as of November 25, 1998, between Cogentrix Energy, Inc. and Salomon Smith Barney, Inc. (4.5) (15)

                  4.6 Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998 between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) (15)

                  4.7 Amended and Restated Guarantee, dated as of October 29, 1998, made by Cogentrix Delaware Holdings, Inc. the Guarantor in favor of the Borrower Creditors of Cogentrix Energy, Inc. (10.130) (14)

                  4.7(a) Second Amended and Restated Guarantee, dated as of March 3, 2000, made by Cogentrix Delaware Holdings, Inc., the Guarantor, in favor of the Borrower Creditors of Cogentrix Energy, Inc. (10.49a) (27)

                  4.8 Pledge Agreement, dated as of September 8, 1999, between Cogentrix Delaware Holdings, Inc. and Dresdner Bank, AG, as administrative agent. (10.2)(26)

                  10.1 Power Purchase and Operating Agreement, dated as of July 21, 1986, between Cogentrix of Virginia, Inc. and Virginia Electric and Power Company, as amended (assigned to and assumed by Cogentrix Virginia Leasing Corporation) (Portsmouth Facility) (10.7).
                           (1)

                  10.1(a) Third Amendment and Restatement of the Power Purchase and Operating Agreement, dated December 5, 1997, between Cogentrix Virginia Leasing Corporation and Virginia Electric and Power Company (Portsmouth Facility) (10.7(a)). (11)

                  10.2 Power Purchase and Operating Agreement, dated as of January 24, 1989, between Cogentrix of Rocky Mount, Inc. and Virginia Electric and Power Company, doing business in North Carolina as North Carolina Power, as amended (Rocky Mount Facility) (10.8). (1)

                  10.3 Power Purchase and Operating Agreement, dated as of January 24, 1989, between Cogentrix of Richmond, Inc. (formerly named Cogentrix of Petersburg, Inc.) and Virginia Electric and Power Company, as amended. (Richmond Facility, Unit I) (10.10). (1)

                  10.4 Power Purchase and Operating Agreement, dated as of January 24, 1989, between WV Hydro, Inc. and Virginia Electric and Power Company, as amended

                           (assigned to and assumed by Cogentrix of Richmond, Inc.) (Richmond Facility, Unit II) (10.11). (1)

                  10.5 Steam Purchase Agreement, dated as of December 31, 1985, between Cogentrix Virginia Leasing Corporation and Hoechst-Celanese Corporation (successor to Virginia Chemicals Inc.) (Portsmouth Facility) (10.19). (*)(2)

                  10.6 Steam Purchase Agreement, dated as of November 15, 1988, between Cogentrix of Rocky Mount, Inc. and Abbott Laboratories, as amended (Rocky Mount Facility) (10.20). (*)(2)

                  10.7 Steam Purchase Agreement, dated as of May 18, 1990, between Cogentrix of Richmond, Inc. and E.I. du Pont de Nemours and Company, as amended (Richmond Facility) (10.22). (*)(2)

                  10.8 Coal Sales Agreement, dated as of December 15, 1986, among AgipCoal Sales USA, Inc. (formerly named Enoxy Coal Sales, Inc.), AgipCoal USA, Inc. (formerly named Enoxy Coal, Inc.) and Cogentrix Virginia Leasing Corporation (Portsmouth Facility) (10.27). (*)(2)

                  10.8(a) First Amendment to Coal Sales Agreement, dated September 29, 1995, by and between Arch Coal Sales Company, Inc., and Cogentrix Virginia Leasing Corporation (Portsmouth Facility) (10.1). (6)

                  10.8(b) Second Amendment, dated as of April 20, 1999, to Coal Sales Agreement, dated as of December 15, 1986, by and between Cogentrix Virginia Leasing Corporation and Arch Coal Sales Company. (10.1) (*) (25)

                  10.9 Coal Sales Agreement, dated as of October 1, 1989, among Agip Coal Sales USA, Inc., Laurel Creek Co., Inc. and Cogentrix of Rocky Mount, Inc., as amended (Rocky Mount Facility) (10.28). (*)(2)

                  10.10 Coal Sales Agreement, dated as of February 15, 1990, among Electric Fuels Corporation, Kentucky May Coal Company, Inc. and Cogentrix of Richmond, Inc., as amended (Richmond Facility, Unit I) (10.31). (*)(2)

                  10.10(a) Fourth Amendment to Coal Sales Agreement, dated as of
                           July 1, 1998, among Electric Fuels Corporation, Kentucky May Coal Company, Inc. and Cogentrix of Richmond, Inc. (10.10(a)) (*) (22)

                  10.11 Coal Sales Agreement, dated as of January 1, 1990, between Coastal Coal Sales, Inc., and Cogentrix of Richmond, Inc., as amended (Richmond Facility, Unit
                           II) (10.32). (*)(2)

                  10.12 Railroad Transportation Contract, dated as of December 22, 1986, between Cogentrix Virginia Leasing Corporation, and Norfolk Southern Railway Company, as amended (Portsmouth Facility) (10.39). (*)(2)

                  10.13 Barge Transportation Contract, dated as of December 23, 1986, between Cogentrix Virginia Leasing Corporation and McAllister Brothers, Inc., as amended (Portsmouth Facility) (10.40). (1)

                  10.14 Railroad Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc., as amended (Rocky Mount Facility) (10.41). (*)(2)

                  10.14(a) Fourth Amendment, dated as of August 23, 1995, to the
                           Railroad Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.41(a)). (5)

                  10.14(b) Fifth Amendment, dated as of January 1, 1996, to the
                           Railroad Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.41(b)). (8)

                  10.14(c) Amendment No. 6 to Contract CSXT-C-03951, dated as of
                           January 1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.9). (9)

                  10.14(d) Amendment No. 7 to Contract CSXT-C-03951, dated as of
                           July 1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.47(d)). (10)

                  10.14(e) Amendment No. 8 to Contract CSXT-C-03951, dated as of
                           January 1, 1999, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility). (10.14(e)) (22)

                  10.15 Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc., as amended (Richmond Facility, Unit I) (10.42). (*)(2)

                  10.15(a) Third Amendment to Railroad Transportation Contract,
                           filed with the ICC on December 13, 1994, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit I) (10.4). (4)

                  10.16 Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc., as amended (Richmond Facility, Unit II) (10.43). (*)(2)

                  10.16(a) Fourth Amendment to Railroad Transportation Contract,
                           filed with the ICC on December 13, 1994, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit II) (10.5). (4)

                  10.16(b) Fifth Amendment to Railroad Transportation Contract,
                           effective as of November 16, 1995, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit II) (10.43(b)). (*)(8)

                  10.16(c) Amendment No. 6 to Railroad Transportation Contract,
                           effective on June 9, 1998, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility). (*)(14)

                  10.17 Third Amended and Restated Loan Agreement, dated as of December 22, 1997, among Cogentrix Virginia Leasing Corporation, the lenders party thereto and Credit Lyonnais, as the Agent, Issuing Bank and a Lender (Portsmouth Facility) (10.54). (11)

                  10.17(a) Amendment No 1 to the Third Amended and Restated Loan
                           Agreement dated December 22, 1997 between Cogentrix Virginia Leasing Company and several banks and other financial institutions. (10.2) (25)

                  10.18 Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.52). (1)

                  10.18(a) First Amendment, dated as of March 31, 1996, to the
                           Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.4). (7)

                  10.18(b) Second Amendment, dated as of May 31, 1996, to the
                           Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.48(b)). (8)

                  10.18(c) Third Amendment, dated as of December 1, 1997, to the
                           Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc, the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.55(c)). (11)

                  10.19 Amended and Restated Subordinated Note dated April 22, 1994 of Cogentrix of Pennsylvania, Inc. payable to Cogentrix Delaware Holdings, Inc. (10.57). (11)

                  10.20 Reimbursement and Loan Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch as Issuing Bank, the lenders party thereto and Banque Paribas, New York Branch, as Agent, as amended (Richmond Facility) (10.55). (1)

                  10.20(a) Fourth Amendment, dated as of February 15, 1995, to the Reimbursement and Loan Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch, as Issuing Bank, the lenders party thereto and Banque Paribas, New York Branch, as Agent (Richmond Facility) (10.55(a)). (5)

                  10.20(b) Fifth Amendment, dated as of June 1, 1995, to the
                           Reimbursement and Loan Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch, as Issuing Bank, the lenders party thereto and Banque Paribas, New York Branch, as Agent (Richmond Facility) (10.55(b)). (5)

                  10.20(c) Sixth Amendment, dated as of March 31, 1996, to the
                           Reimbursement and Loan Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch, as Issuing Bank, the lenders party thereto and Banque Paribas, New York Branch, as Agent (Richmond Facility) (10.5). (7)

                  10.20(d) Seventh Amendment, dated as of December 1, 1997, to the Reimbursement and Loan Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch, as Issuing Bank, the lenders party thereto and Banque Paribas, New York Branch, as Agent (Richmond Facility) (10.58(d)). (11)

                  10.21 Indenture of Trust, dated as of December 1, 1990, between the Industrial Development Authority of the City of Richmond, Virginia and Sovran Bank, N.A., as Trustee, including First and Second Supplemental Indentures of Trust (Richmond Facility) (10.56). (1)

                  10.22 Sale Agreement, dated as of December 1, 1990, between the Industrial Development Authority of the City of Richmond, Virginia and Cogentrix of Richmond, Inc., including First and Second Supplemental Sale Agreements (Richmond Facility) (10.57). (1)

                  10.23 Third Amended and Restated Security Deposit Agreement, dated as of December 22, 1997, among Cogentrix Virginia Leasing Corporation, Credit Lyonnais, as Agent and Issuing Bank, and First Union National Bank, as Security Agent (Portsmouth Facility) (10.68). (11)

                  10.24 Amended and Restated Security Deposit Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., The Prudential Insurance Company of America, as Credit Facility Agent and First Union National Bank of North Carolina, as Security Agent (Rocky Mount Facility) (10.65). (1)

                  10.25 Security Deposit Agreement, dated as of December 1, 1990, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch, as Agent and First Union National Bank of North Carolina, as Security Agent (Richmond Facility) (10.67). (1)

                  10.25(a) First Amendment to Security Deposit Agreement, dated
                           December 15, 1993, among Cogentrix of Richmond, Inc., Banque Paribas, New York Branch, as Agent and First Union National Bank of North Carolina, as Security Agent (Richmond Facility) (10.67(a)). (2)

                  10.26 Third Amended and Restated Pledge Agreement, dated as of December 22, 1997, made by Cogentrix, Inc., as Pledgor, and Credit Lyonnais, as Agent (Portsmouth Facility) (10.79). (11)

                  10.27 Ground Lease and Easement, dated as of December 15, 1986, between Virginia Chemicals, Inc., as Lessor and Cogentrix Virginia Leasing Corporation, as Lessee (Portsmouth Facility) (10.94). (1)

                  10.28 Ground Lease, dated as of December 13, 1990, between Cogentrix of Richmond, Inc., as Lessee, and E.I. du Pont de Nemours and Company, as Lessor (Richmond Facility) (10.95). (1)

                  10.29 Amended and Restated Land Lease Agreement, dated as of February 18, 1988, among Arrowpoint Associates Limited Partnership, as Landlord, and Cogentrix, Inc., CI Properties, Inc. and Equipment Leasing Partners, as Tenant, as amended (assigned to and assumed by Equipment Leasing Partners, with Cogentrix, Inc., as guarantor) (Corporate Headquarters) (10.96). (1)

                  10.30 Amended and Restated Lease Agreement, dated as of April 30, 1993, among Equipment Leasing Partners, as Landlord, Cogentrix, Inc., as Tenant, and CI Properties, Inc., as amended (Corporate Headquarters) (10.97). (1)

                  10.31 Letter Agreement, dated May 25, 1989, among Cogentrix, Inc., Cogentrix of Richmond, Inc. (formerly named Cogentrix of Petersburg, Inc.), and WV Hydro, Inc., as amended (Richmond Facility) (10.98). (1)

                  10.32 Amended and Restated Limited Partnership Agreement, dated as of June 30, 1995, among LSP-Cottage Grove, Inc., Granite Power Partners, L.P., and TPC Cottage Grove, Inc. (17)

                  10.32(a) Amendment #1 to the Cottage Grove Partnership
                           Agreement. (18)

                  10.32(b) Consent, Waiver and Amendment No. 2, dated March 20,
                           1998, to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. (20)

                  10.32(c) Third Amendment, dated December 11, 1998, to the
                           Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. (23)

                  10.33 Amended and Restated Partnership Agreement, dated as of June 30, 1995, among LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc.
                           (17)

                  10.33(a) Consent, Waiver and Amendment No. 1, dated March 20,
                           1998, to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership. (20)

                  10.33(b) Second Amendment, dated December 11, 1998, to the
                           Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership. (23)

                  10.34 Power Purchase Agreement, dated as of May 9, 1994, between Northern States Power Company and LSP-Cottage Grove, L.P. (17)

                  10.35 Power Purchase Agreement, dated as of December 21, 1993, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (17)

                  10.35(a) Amendment to Power Purchase Agreement, dated as of
                           February 10, 1994, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (17)

                  10.35(b) Second Amendment to Power Purchase Agreement, dated as of October 5, 1994, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership.
                           (17)

                  10.35(c) Third Amendment to Power Purchase Agreement, dated as of May 5, 1995, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (17)

                  10.35(d) Fourth Amendment to Power Purchase Agreement, dated
                           March 18, 1997, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (19)

                  10.35(e) Fifth Amendment to Power Purchase Agreement, dated
                           February 26, 1998, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (20)

                  10.36 Operations and Maintenance Agreement by and between LSP-Whitewater Limited Partnership as Owner and LSP-Whitewater I, Inc. as Operator dated as of April 15, 1999. (10.1) (*) (24)

                  10.37 Operations and Maintenance Agreement by and between LSP-Cottage Grove, L.P. as Owner and LSP-Cottage Grove, Inc. as Operator dated as of April 15, 1999. (10.2) (*) (24)

                  10.38 Steam Purchase Contract, effective as of January 1, 1999, by and between Celanese Chemical, Inc. and Cogentrix Virginia Leasing Corporation. (10.3) (*)
                           (25)

                  10.39 Steam Purchase Contract, effective as of January 1, 1999, by and between BASF Corporation and Cogentrix Virginia Leasing Corporation. (10.4) (*) (25)

                  10.40 Credit Agreement, dated as of September 8, 1999, between Cogentrix Eastern America, Inc. and Dresdner Bank, AG, as administrative agent. (10.1) (26)

                  10.40(a) First Amendment, dated as of December 17, 1999, to the Credit Agreement, dated as of September 8, 1999, between Cogentrix Eastern America, Inc. and Dresdner Bank, AG, as administrative agent. (27)

                  21 Direct and Indirect Subsidiaries of Cogentrix Delaware Holdings, Inc.

                  27 Financial Data Schedule, which is submitted electronically to the U.S. Securities and Exchange Commission for information only and is not filed.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter covered by this report.

           (*) Certain portions of this exhibit have been omitted pursuant to previously approved requests for confidential treatment.

           (1) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-74254) filed January 19, 1994 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (2) Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-74254) filed March 7, 1994 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (3) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1994 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (4) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed February 14, 1995 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (5) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1995 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (6) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 14, 1995 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (7) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 3, 1996 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (8) Incorporated by reference to the Form 10-K (File No. 33-74254) filed October 10, 1996 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (9) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed February 14, 1997 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (10) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 29, 1997 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (11) Incorporated by reference to the Form 10-K (File No. 33-74254) filed March 30, 1998 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (12) Incorporated by reference to the Form 8-K (File No. 33-74254) filed April 6, 1998 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (13) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 15, 1998 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (14) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-67171) filed November 12, 1998 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously file report is enclosed in parentheses at the end of the description of the exhibit above.

           (15) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 33-67171) filed January 27, 1999 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously file report is enclosed in parentheses at the end of the description of the exhibit above.

           (16) Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 33-67171) filed March 15, 1999 by Cogentrix Energy, Inc. and Cogentrix Delaware Holdings, Inc. The number designating the exhibit on the exhibit index to such previously file report is enclosed in parentheses at the end of the description of the exhibit above.

           (17) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-95928) filed on August 16, 1995, as amended, or to the Form 10-K filed for the fiscal year ended December 31, 1995 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.

           (18) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed August 12, 1996 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.

           (19) Incorporated by reference to the Form 10-Q (File No. 33-95928) filed May 14, 1997 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.

           (20) Incorporated by reference to the Form 10-K (File No. 33-95928) filed April 15, 1998 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.

           (21) Incorporated by reference to the Form 8-K (File No. 33-74254) filed November 4, 1998 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (22) Incorporated by reference to the Form 10-K (File No. 33-74254) filed March 31, 1999 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (23) Incorporated by reference to the Form 10-K (File No. 33-95928) filed March 31, 1999 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.

           (24)   Incorporated by reference to the Form 10-Q (File No.
                  33-95928) filed May 17, 1999 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (25) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed August 16, 1999 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (26) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 15, 1999 by Cogentrix Energy, Inc. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

           (27) Incorporated by reference to the Form 10-K (File No. 33-74254) filed by Cogentrix Energy, Inc. on March 30, 2000. The number designating the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COGENTRIX DELAWARE HOLDINGS, INC.
                                                    (Registrant)


Date:    March 30, 2000                       By: /s/ Thomas F. Schwartz
                                                  ----------------------------
                                                  Thomas F. Schwartz
                                                  President and Director
                                                  (Principal Executive Financial
                                                  and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


Signature                                   Title                    Date
---------                                   -----                    ----

/s/ John W. O'Connor          Vice President and Director         March 30, 2000
-----------------------
John W. O'Connor


/s/ David P. Fontello         Director                            March 30, 2000
-----------------------
David P. Fontello