Form 10-Q
period 2000-09-30
COGENTRIX DELAWARE HOLDINGS INC
filed 2000-11-14
CIK 1080987

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                        Commission File Number: 33-74254

                        COGENTRIX DELAWARE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                         NORTH CAROLINA                                                 51-0352024
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification Number)


9405 ARROWPOINT BOULEVARD, CHARLOTTE, NORTH CAROLINA                                   28273-8110
         (Address of principal executive offices)                                       (Zipcode)

                                 (704) 525-3800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


On November 14, 2000, there were 282,000 shares of common stock, no par value, issued and outstanding.

                        COGENTRIX DELAWARE HOLDINGS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                                        PAGE NO.
                                                                                        --------
PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

         Consolidated Balance Sheets at September 30, 2000 (Unaudited)
            and December 31, 1999                                                            3

         Consolidated Statements of Income for the Three Months and Nine Months
            Ended September 30, 2000 and 1999 (Unaudited)                                    4

         Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2000 and 1999 (Unaudited)                                    5

         Notes to Consolidated Condensed Financial Statements (Unaudited)                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                       10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                         14


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                                   14

Signature                                                                                   16

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                             (dollars in thousands)

                                                              September 30,       December 31,
                                                                  2000                1999
                                                               -----------         -----------
                                                               (Unaudited)
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $   107,039         $    44,914
   Restricted cash                                                  67,962              74,098
   Accounts receivable                                              67,013              60,930
   Inventories                                                      22,107              20,137
   Other current assets                                              2,269               1,972
                                                               -----------         -----------
      Total current assets                                         266,390             202,051
NET INVESTMENT IN LEASES                                           499,883             500,195
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $290,791 and $259,710, respectively              743,867             435,681
LAND AND IMPROVEMENTS                                                5,720               5,757
CONSTRUCTION IN PROGRESS                                           279,914             347,064
DEFERRED FINANCING COSTS, net of accumulated
  amortization of $21,394 and $20,950, respectively                 47,003              43,324
INVESTMENTS IN UNCONSOLIDATED AFFILIATES                           338,496             325,504
NOTE RECEIVABLE FROM PARENT                                        109,897              76,410
OTHER ASSETS                                                        47,184              54,833
                                                               -----------         -----------
                                                               $ 2,338,354         $ 1,990,819
                                                               ===========         ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                           $    64,363         $    90,114
   Accounts payable                                                 70,732              55,973
   Payable to Parent                                                58,566              10,365
   Income taxes payable to Parent                                   24,117              16,745
   Other accrued liabilities                                        27,398              31,837
                                                               -----------         -----------
      Total current liabilities                                    245,176             205,034
LONG-TERM DEBT                                                   1,384,043           1,181,269
DEFERRED INCOME TAXES                                              150,076             129,193
MINORITY INTERESTS                                                  71,046              69,608
OTHER LONG-TERM LIABILITIES                                         14,663              15,300
                                                               -----------         -----------
                                                                 1,865,004           1,600,404
                                                               -----------         -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, no par value, 1,000 shares authorized;
      1,000 shares issued and outstanding                                1                   1
   Additional paid-in capital from Parent                          746,771             610,458
   Accumulated other comprehensive loss                             (1,124)             (1,144)
   Accumulated deficit                                            (272,298)           (218,900)
                                                               -----------         -----------
                                                                   473,350             390,415
                                                               -----------         -----------
                                                               $ 2,338,354         $ 1,990,819
                                                               ===========         ===========

The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated balance sheets.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   For the Three Months and Nine Months Ended
                    September 30, 2000 and 1999 (Unaudited)
   (dollars in thousands, except share and earnings per common share amounts)

                                                                     Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                                 -------------------------       -------------------------
                                                                    2000           1999            2000             1999
                                                                 ---------       ---------       ---------       ---------

OPERATING REVENUE:
  Electric                                                       $  95,725       $  88,405       $ 255,693       $ 233,771
  Steam                                                              6,226           5,869          20,715          18,780
  Lease                                                             11,188          11,178          33,573          33,509
  Service                                                           14,156          12,089          40,757          34,983
  Income from unconsolidated investments in power projects,
     net of premium amortization                                     8,338           5,570          34,905          16,302
  Other                                                             18,298           5,285          27,197          16,377
                                                                 ---------       ---------       ---------       ---------
                                                                   153,931         128,396         412,840         353,722
                                                                 ---------       ---------       ---------       ---------

OPERATING EXPENSES:
  Fuel                                                              29,467          26,859          83,463          64,347
  Operations and maintenance                                        29,655          23,204          79,065          70,546
  Cost of services                                                  14,348          12,198          43,072          37,374
  Depreciation and amortization                                     13,468          10,342          34,309          31,029
                                                                 ---------       ---------       ---------       ---------
                                                                    86,938          72,603         239,909         203,296
                                                                 ---------       ---------       ---------       ---------
OPERATING INCOME                                                    66,993          55,793         172,931         150,426

OTHER INCOME (EXPENSE):
  Interest expense                                                 (19,508)        (15,885)        (51,574)        (46,560)
  Investment and other income (expense), net                        (3,518)          3,016             127           5,990
                                                                 ---------       ---------       ---------       ---------

INCOME BEFORE MINORITY INTERESTS IN INCOME
  AND PROVISION FOR INCOME TAXES                                    43,967          42,924         121,484         109,856

MINORITY INTERESTS IN INCOME                                        (2,225)         (4,392)         (8,051)        (10,874)
                                                                 ---------       ---------       ---------       ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                            41,742          38,532         113,433          98,982

PROVISION FOR INCOME TAXES                                         (16,536)        (15,389)        (44,352)        (39,533)
                                                                 ---------       ---------       ---------       ---------

NET INCOME                                                       $  25,206       $  23,143       $  69,081       $  59,449
                                                                 =========       =========       =========       =========
EARNINGS PER COMMON SHARE                                        $  25,206       $  23,143       $  69,081       $  59,449
                                                                 =========       =========       =========       =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                       1,000           1,000           1,000           1,000
                                                                 =========       =========       =========       =========

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)
                             (dollars in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              ---------------------------
                                                                                2000               1999
                                                                              ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  69,081         $  59,449
   Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation and amortization                                               34,309            31,029
     Deferred income taxes                                                       20,869            17,915
     Impairment of note receivable                                                6,102                --
     Minority interests in income, net of dividends                               1,417             7,344
     Equity in net income of unconsolidated power projects                      (32,721)          (15,911)
     Dividends received from unconsolidated power projects                       21,398            16,784
     Minimum lease payments received                                             33,885            32,337
     Amortization of unearned lease income                                      (33,573)          (33,509)
     Increase in accounts receivable                                             (6,083)           (7,639)
     Increase in inventories                                                     (1,970)             (474)
     Increase in accounts payable                                                14,759             3,214
     Increase in accrued liabilities                                             51,134            17,671
     Increase (decrease) in other                                                   586            (2,978)
                                                                              ---------         ---------
  Net cash flows provided by operating activities                               179,193           125,232
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property, plant and equipment additions, net                                (1,142)           (1,216)
     Investments in unconsolidated affiliates                                    (1,669)          (76,500)
     Construction in progress and project development costs                    (266,198)               --
     Decrease (increase) in restricted cash                                       6,136            (9,808)
                                                                              ---------         ---------
  Net cash flows used in investing activities                                  (262,873)          (87,524)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid to Parent                                                  (122,479)          (57,189)
     Proceeds from issuance of long-term debt                                   287,968            96,336
     Repayments of long-term debt                                              (110,928)          (79,824)
     Increase in note receivable to Parent                                      (33,487)          (52,522)
     Capital contribution from Parent                                           136,313            60,888
     Increase in deferred financing costs                                       (11,582)              (13)
                                                                              ---------         ---------
  Net cash flows provided by (used in) financing activities                     145,805           (32,324)
                                                                              ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        62,125             5,384

CASH AND CASH EQUIVALENTS, beginning of period                                   44,914            33,027
                                                                              ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                                      $ 107,039         $  38,411
                                                                              =========         =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
    Transfer of construction in progress to property, plant and
        equipment with commencement of commercial operations                  $ 338,873         $      --
     Amortization of deferred financing costs included in construction
        in progress                                                               2,575                --

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                        COGENTRIX DELAWARE HOLDINGS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

          Holdings is a wholly-owned subsidiary of Cogentrix Energy, Inc. (the "Parent") and has guaranteed all of the Parent's existing and future senior unsecured debt for borrowed money (the "Guarantee"). This guarantee was given to the lenders under the Parent's corporate credit facility and terminates, unless the term of the credit agreement is extended, when the credit agreement for the corporate credit facility terminates in 2003. As of September 30, 2000, the Parent had $455 million of senior notes outstanding due 2004 and 2008 and had no borrowings outstanding under the corporate credit facility. The Guarantee provides that the terms of the Guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Holdings and the agent bank for the lenders under the credit agreement. The Guarantee is not incorporated in the indenture under which the Parent issued its outstanding senior notes due 2004 and 2008.

2.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

          The accompanying consolidated condensed financial statements include the accounts of Holdings and its subsidiary companies (collectively, the "Company"). Wholly-owned and majority-owned subsidiaries, including a 50%-owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner, are consolidated. Less-than-majority-owned subsidiaries are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Holdings, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated condensed financial statements.

          Information presented as of September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999 is unaudited. In the opinion of management, however, such information reflects all adjustments, which consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for these interim periods are not necessarily indicative of results which may be expected for any other interim period or for the fiscal year as a whole.

          The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's most recent report on Form 10-K for the year ended December 31, 1999, which the Company filed with the Commission on March 30, 2000.

3.   FACILITIES UNDER CONSTRUCTION

     Sterlington, Louisiana

          On August 17, 2000, Ouachita Power LLC ("Ouachita"), an indirect, wholly-owned subsidiary of the Company, entered into a credit agreement with a bank, as agent for several banks and other financial institutions, which provides up to $460.0 million in borrowings, a credit support letter of credit in the maximum amount of $30.0 million, and a $10.0 million debt service reserve letter of credit. The proceeds of the borrowings will be used to construct an approximate 816 megawatt combined cycle, natural gas-fired, electric generating facility located near the city of Sterlington, Louisiana. The Company has committed to provide an equity contribution to the project subsidiary of approximately $61.6 million upon the earliest to occur of (a) an event of default under the Ouachita credit agreements, (b) the incurrence of construction costs after all project financing has been expended, or (c) June 1, 2002. The equity contribution commitment is supported by a letter of credit, which is provided under the Parent's corporate credit facility. The Company expects the Ouachita facility, which the Company will operate, to begin operations in mid-2002. Electricity generated by the Ouachita facility will be sold under a 15-year power purchase agreement with Dynegy Power Marketing, Inc. ("Dynegy"). An affiliate of Dynegy will supply fuel to the Ouachita facility.

          The borrowings under the credit agreement accrue interest per annum at an annual rate equal to the applicable LIBOR rate plus 1.25% during the construction period. The construction loans convert to term loans on the earliest to occur of (a) the commencement of commercial operations, or (b) June 1, 2002. The term loans accrue interest per annum at an annual rate equal to the applicable LIBOR rate plus 1.30% to 1.63%. The term loans mature 5 years after the commencement of commercial operations.

     Rathdrum, Idaho

          On March 9, 2000, Rathdrum Power, LLC ("Rathdrum Power") entered into a credit agreement with a bank, as agent for a group of lending banks, and a financial institution which provides up to $126.0 million in borrowings and a $5.0 million debt service reserve letter of credit. Proceeds from the credit agreement will be used to construct an approximate 270 megawatt combined-cycle, natural gas-fired generating facility located in Rathdrum, Idaho. Rathdrum Power is owned 51% by a wholly-owned project subsidiary of the Company and 49% by Avista Power, Inc. The Company has committed to provide an equity contribution to the project subsidiary of approximately $16.7 million upon the earliest to occur of (a) an event of default under the Rathdrum Power credit agreement, (b) the incurrence of construction costs after all project financing has been expended, or (c) October 1, 2002. This equity contribution commitment is supported by a letter of credit, which is provided under the Parent's corporate credit facility. An indirect, wholly-owned subsidiary of Holdings has entered into an engineering, procurement and construction contract with Rathdrum Power to construct the Rathdrum facility. The Parent has guaranteed this subsidiary's obligations under the contract. The Company expects the Rathdrum facility, which the Company will operate, to begin operation in late 2001. Electricity generated by the Rathdrum facility will be sold under a 25-year power purchase agreement with Avista Turbine Power, Inc., which will also supply fuel to the Rathdrum facility.

          The credit agreement provides borrowings up to $49.0 million from the financial institution and $77.0 million from the banks. The financial institution loans accrue interest at 8.56% per annum and have a term equal to the construction period plus 25 years and the bank loans accrue interest at the applicable LIBOR rate plus an applicable margin ranging from 1.25% to 2.25% and will have a term equal to the construction period plus periods up to 18 years.

4.   RINGGOLD, PENNSYLVANIA FACILITY

          In January 1998, the Company signed an agreement with Pennsylvania Electric Company to terminate the Ringgold, Pennsylvania facility's power purchase agreement. In September 2000, the Company received approximately $18.0 million as consideration for terminating the power purchase agreement. A portion of the proceeds was used to retire the entire amount of the project subsidiary's outstanding debt. In conjunction with this termination, the Company discontinued electric power production at the facility. The Company recorded other operating income of approximately $13.1 million, net of transaction costs related to termination of this power purchase agreement.

5.   PARENT CORPORATE CREDIT FACILITY AMENDMENT

          In September 2000, the Parent's corporate credit facility was amended to increase available commitments from $175.0 million to $250.0 million, to modify certain covenants and to extend the facility through October 2003. In addition, the commitment fee will be 37.5 basis points per annum when greater than 50% of available commitments are utilized and 50.0 basis points per annum when less than 50% of available commitments are utilized.

6.   ADDITIONAL SENIOR NOTES DUE 2008

          In September 2000, the Parent sold an additional $100.0 million of its 8.75% unsecured senior notes due 2008 in a Rule 144A offering. The Parent issued these additional notes at a discount resulting in an effective rate of approximately 8.86%. The Parent anticipates completing a registered exchange offer for these notes by December 8, 2000.

7.   NEW ACCOUNTING PRONOUNCEMENTS

          In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the Commission amended SAB 101 to delay the implementation date until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101, which the Company will implement during the fourth quarter of 2000, provides the Commission Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company does not expect the adoption of SAB 101 to have a material impact on its results of operations, financial position or cash flows.

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheets as either an asset or liability measured at its fair value. SFAS No. 133 required that changes in the derivative's fair value be recognized in current earnings unless specified hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

          In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying the effectiveness of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000.

          The Company will complete its assessment of adopting SFAS No. 133 during the fourth quarter of 2000. Based on its analysis to date, the Company believes that the only instruments that will qualify for treatment under SFAS No. 133 are the instruments the Company entered into to hedge interest rate risk, primarily interest rate swaps and caps. The Company does not anticipate the adoption of SFAS No. 133 to have a material impact on the consolidated financial position or results of its operations. The Company will adopt SFAS No. 133, as amended by SFAS No. 138, as of January 1, 2001.

8.   CLAIMS AND LITIGATION

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

         In addition to the litigation described above, the Company experiences other routine litigation in the normal course of its business. Management is of the opinion that none of this routine litigation will have a material adverse impact on the Company's consolidated financial position or results of operations.

9.   RECLASSIFICATIONS

          Certain amounts included in the accompanying consolidated financial statements for prior periods have been reclassified from their original presentation to conform with the presentation as of and for the periods ended September 30, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

         The information called for by this item is hereby incorporated herein by reference to pages 3 through 9 of this report.

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

GENERAL

         Holdings is a Delaware holding company that, through its direct and indirect subsidiaries, acquires, develops, owns and operates electric generating plants, principally in the United States. We derive most of our revenue from the sale of electricity, but we also produce and sell steam. We sell the electricity we generate, principally under long-term power purchase agreements, to regulated electric utilities and power marketers. We sell the steam we produce to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the largest independent power producers in the United States based on our total project megawatts in operation.

         We currently own - entirely or in part - a total of 25 electric generating plants in operation in the United States. Our 25 plants are designed to operate at a total production capability of approximately 4,821 megawatts. After taking into account our part interests in the 17 plants that are not wholly-owned by us, that range from approximately 1.6% to 74.0%, our net ownership interests in the total production capability of our 25 electric generating plants is approximately 2,254 megawatts. We currently operate 12 of our facilities, nine of which we developed and constructed.

         We also have ownership interests in and will operate three plants currently under construction in Louisiana, Oklahoma and Idaho with an aggregate production capability of approximately 1,896 megawatts. Once these plants begin operation, we will have ownership interests in a total of 27 domestic electric generating plants that are designed with an aggregate production capability of approximately 6717 megawatts. Our net equity interest in the total production capability of these 28 plants will be approximately 4,017 megawatts.

         Unless the context requires otherwise, references in this report to "we," "us," or "our" refer to Holdings and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix " refers only to Cogentrix Energy, Inc., the Parent of Holdings, which is a development and management company that conducts its business primarily through subsidiaries. Holdings' subsidiaries that are engaged in the development, ownership or operation of electric generating facilities are sometimes referred to individually as a "project subsidiary" and collectively as Holdings' "project subsidiaries." The unconsolidated affiliates of Holdings that are engaged in the ownership and operation of electric generating facilities and in which we have less than a majority interest are sometimes referred to as a "project affiliate" or collectively as "project affiliates."

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                        THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------------      ------------------------------------------
                                          2000                    1999                    2000                     1999
                                   ------------------      ------------------      ------------------      ------------------
Total operating revenues           $153,931      100%      $128,396      100%      $412,840      100%      $353,722      100%
Operating costs                      73,470       48         62,261       48        205,600       50        172,267       49

Depreciation and amortization        13,468        8         10,342        8         34,309        8         31,029        9
                                   --------                --------                --------                --------

Operating income                   $ 66,993       44%      $ 55,793       44%      $172,931       42%      $150,426       42
                                   ========                ========                ========                ========

         Total operating revenues increased 19.9% to $153.9 million for the third quarter of 2000 as compared to the third quarter of 1999. This increase was primarily attributable to the termination of our power purchase agreement at our Ringgold, Pennsylvania facility on which we recorded other operating income of approximately $13.1 million, net of transaction costs. In conjunction with the termination, we have discontinued operation of the facility. The increase was also attributable to a $7.7 million increase in electric and service revenue. This increase is primarily due to an increase in electric revenue from our interest in the Batesville facility, which commenced commercial operations in August 2000, and to a lesser extent, an increase in megawatt hours sold to the purchasing utilities at several of our other electric generating facilities. The increase in operating revenues is also attributable to a $2.8 million increase in income from unconsolidated investments in power projects. This increase is attributable to an increase in megawatt hours sold to the purchasing utilities at some of the facilities, and a reduction of major overhaul expenses at four of the facilities. The increase in income from unconsolidated power projects is also the result of the acquisition of an additional 20.1% interest in the Indiantown facility in the third quarter of 1999.

         The increase in total operating revenues of 16.7% to $412.8 million for the nine-month period ended September 30, 2000, as compared to $353.7 million for the nine-month period ended September 30, 1999, were largely influenced by the same factors discussed above.

         Our operating costs increased 18.0% to $73.5 million for the third quarter of 2000 and 19.3% to $205.6 million for the nine-month period ended September 30, 2000 as compared to $62.3 million and $172.3 million for the corresponding periods during 1999. These increases were due to a $3.4 million and $21.7 million increase in fuel expense for the third quarter of 2000 and nine-month period ended September 30, 2000, respectively, as a result of an increase in megawatt hours sold to the purchasing utilities at several of our electric generating plants. Operating costs were also impacted by the increase in operations and maintenance expense as a result of the commencement of commercial operations at the Batesville facility in August 2000. The increase in depreciation and amortization expense during the three-month and nine-month periods ended September 30, 2000, resulted primarily from the commencement of commercial operations of the Batesville facility.

         Interest expense increased 10.7% to $51.6 million for the nine months ended September 30, 2000 as compared to the corresponding period of 1999. The increase is primarily a result of incremental interest expense from the inclusion of $337.5 million of long-term debt from the Batesville facility which began commercial operations in August 2000 and the additional borrowings of approximately $25.2 million at our Richmond facility in June 2000. These increases are offset by a reduction in interest expense at several of our project subsidiaries due to scheduled repayments on outstanding project financing debt. Our average long-term debt for the nine months ended September 30, 2000 increased to $1.4 billion, as compared to average long-term debt of $885.2 million for the nine months ended September 30, 1999. The increase in average long-term debt is primarily the result of the inclusion of the additional Batesville and Richmond facilities project debt and additional borrowings incurred during the nine months ended September 30, 2000 for projects under construction in Idaho, Oklahoma and Louisiana. Interest incurred on these construction borrowings is capitalized during the construction phase.

         Investment and other, net, decreased approximately $6.5 million for the three-month period ended September 30, 2000 as a result of a charge to reduce the carrying value of a note receivable to its estimated net realizable value, as a result of uncertainties with respect to collectibility.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have financed each facility primarily under financing arrangements and related documents, which generally require the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or the partnership interest in that project subsidiary. This type of financing is generally referred to as "project financing". The project financing debt of our subsidiaries and joint ventures (aggregating $1.4 billion as of September 30, 2000) is non-recourse to us and our other project subsidiaries.

         As of September 30, 2000, we had long-term debt (including the current portion thereof) of approximately $1.4 billion. Future annual maturities of long-term debt range from $34.8 million to $124.9 million in the five-year period ending December 31, 2004. We believe that our project subsidiaries and project affiliates will generate sufficient cash flow to pay all required debt service on their project financing debt and allow them to pay management fees and dividends or distributions to us.

         The ability of our project subsidiaries and project affiliates to pay dividends, distributions and management fees periodically to us is subject to certain limitations in our respective financing documents. Such limitations generally require that: (a) debt service payments be current, (b) debt service coverage ratios be met, (c) all debt service and other reserve accounts be funded at required levels and (d) there be no default or event of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each subsidiary and project affiliate.

         In September 2000, our Parent sold an additional $100.0 million of its 8.75% unsecured senior notes due 2008, which we guarantee. Our Parent issued these notes at a discount resulting in an effective rate of approximately 8.86%. The proceeds received, net of transaction costs, from the sale of these notes were approximately $97.6 million. A portion of the net proceeds was utilized to prepay in full approximately $37.1 million of project subsidiary debt at our Roxboro and Southport, North Carolina facilities.

         In September 2000, the Parent amended its unsecured corporate credit facility to increase available commitments from $175.0 million to $250.0 million, to modify certain covenants and to extend the future maturity through October 2003. The Parent corporate credit facility provides direct advances to, or the issuance of letters of credit for, our benefit in the amount up to $250.0 million. At September 30, 2000, the Parent had utilized approximately $183.4 million of the credit available primarily for letters of credit issued in connection with projects we had under construction in Louisiana, Idaho, Oklahoma and a project the Parent has under construction in the Dominican Republic. The balance of the commitments under the Parent corporate credit facility is available, subject to any limitations imposed by the covenants contained therein and in the indentures, to be drawn upon by the Parent to repay other outstanding indebtedness or for general corporate purposes, including equity investments in new projects or acquisitions of existing electric generating facilities or those under development.

         Two of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. and Cogentrix Mid-America, Inc. ("Mid-America"), formed to hold interests in electric generating facilities acquired in 1999 and 1998, maintain credit agreements with banks that provide for $67.5 million and $25.0 million of revolving credit, respectively. Both credit facilities provide for credit in the form of direct advances and the Mid-America facility provides issuances of letters of credit. Including the credit facilities described above, and the revolving credit facility at one of our project subsidiaries, we maintain revolving credit with aggregate commitments of $136.0 million. As of September 30, 2000, we had approximately $34.2 million available under these facilities. The aggregate commitments on these facilities decrease to $105.4 million as of December 31, 2001, and to $25.0 million as of December 31, 2002, 2003, and 2004.

         On August 17, 2000, we entered into a credit agreement with a bank, as agent for several banks and other financial institutions, that provides up to $460.0 million in borrowings, a credit support letter of credit in the maximum amount of $30.0 million, and a $10.0 million debt service reserve letter of credit that will be used to construct an approximate 816 megawatt, combined-cycle, natural gas-fired electric generating facility located near the city of Sterlington, Louisiana. We have committed to provide an equity contribution to the project subsidiary of approximately $61.6 million upon the earliest to occur of (1) an event of default under the project financing agreements, (2) the incurrence of construction costs after all project financing has been expended, or (3) June 1, 2002. Our equity contribution commitment is supported by a letter of credit that is provided under our Parent's corporate credit facility. We expect the facility, that we will operate, to begin operations in mid-2002.


         On March 9, 2000, a partnership, in which we own a 51% interest, closed a credit agreement with a bank and a financial institution which provides for a $126.0 million construction loan and a $5.0 million debt service reserve letter of credit. Proceeds from the construction loan are being used to construct an approximate 270-megawatt combined-cycle natural gas-fired generating facility located in Rathdrum, Idaho. We have committed to provide an equity contribution to the project subsidiary of approximately $16.7 million upon the earliest to occur of (a) an event of default under the project subsidiary's financing agreement, (b) the incurrence of construction costs after all project financing has been expended, or (c) October 1, 2002. This equity contribution commitment is supported by a letter of credit, that is provided under our Parent's corporate credit facility. An indirect, wholly-owned subsidiary of ours has entered into an engineering, procurement and construction contract with the partnership to construct the Rathdrum facility. Our Parent has guaranteed this subsidiary's obligations under the contract. We expect the Rathdrum facility, that we will operate, to begin operation in late 2001.

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


IMPACT OF ENERGY PRICE CHANGES, INTEREST RATES AND INFLATION

         Energy prices are influenced by changes in supply and demand, as well as general economic conditions, and therefore tend to fluctuate significantly. We protect against the risk of changes in the market price for electricity by entering into contracts with fuel suppliers, utilities or power marketers that reduce or eliminate our exposure to this risk by establishing future prices and quantities for the electricity produced independent of the short-term market. Through various hedging mechanisms, we have attempted to mitigate the impact of changes on the results of operations of most of our projects. The hedging mechanism against increased fuel and transportation costs for most of our currently operating facilities is to provide contractually for matching increases in the energy payments our project subsidiaries receive from the utility purchasing the electricity generated by the facility.

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

         For our Batesville facility - and most of our facilities currently under construction - we have tolling arrangements in place to minimize the impact of fluctuating fuel prices. Under these tolling arrangements, each customer is typically obligated to supply and pay for fuel necessary to generate the electrical output expected to be dispatched by the customer.

         Changes in interest rates could have a significant impact on our results of operations because they affect the cost of capital needed to construct projects as well as interest expense of existing project financing debt. As with fuel price escalation risk, we attempt to hedge against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps, collars or caps on a portion of our indebtedness.

         Although hedged to a significant extent, our financial results will likely be affected to some degree by fluctuations in energy prices, interest rates and inflation. The effectiveness of the hedging techniques we have implemented is dependent, in part, on each counterparty's ability to perform in accordance with the provisions of the relevant contracts. We have sought to reduce the risk by entering into contracts with creditworthy organizations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity

         We routinely enter into derivative financial instruments and other financial instruments to hedge our risk against interest rate fluctuations. As of September 30, 2000, there have been no significant changes in the portfolio of instruments as disclosed in our report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 30, 2000.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         One of our indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims and after consultations with various counsel retained to represent these subsidiaries in its defense of such claims - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position, results of operations or on Cogentrix Energy's ability to generate sufficient cash flow to service its outstanding debt.

         In addition to the litigation described above, we experience other routine litigation in the normal course of our business. Our management is of the opinion that none of this routine litigation will have a material adverse effect on our financial position or results of operation.


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

                  4.4 Registration Agreement, dated as of September 22, 2000, by and among Cogentrix Energy, Inc., Salomon Smith Barney, Inc. and CIBC World Markets Corp. (4.4) (6)

                  4.5 Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998 between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) (4)

                  4.6 Amended and Restated Guarantee, dated as of October 29, 1998, made by Cogentrix Delaware Holdings, Inc. the Guarantor in favor of the Borrower Creditors (10.130) (3)

                  10.1 Third Amended and Restated Guarantee, dated as of September 14, 2000, made by Cogentrix Delaware Holdings, Inc., the Guarantor, in favor of the Borrower Creditor (10.2) (5)

                    27 Financial Data Schedule, which is submitted electronically to the U.S. Securities and Exchange Commission for information only and is not filed.


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

                  (5) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed by Cogentrix Energy, Inc. on November 14, 2000. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

                  (6) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-48448) filed on October 23, 2000. The number designating the exhibit index to such previously- filed report is enclosed in parentheses at the end of the description of the exhibit above.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                COGENTRIX DELAWARE HOLDINGS, INC.
                                (Registrant)


November 14, 2000               /s/  Thomas F. Schwartz
                                -------------------------------------------
                                Thomas F. Schwartz
                                President
                                (Principal Executive and Accounting Officer)