Form 10-K405
period 2000-12-31
COGENTRIX DELAWARE HOLDINGS INC
filed 2001-04-02
CIK 1080987

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        Commission File Number: 33-67171

                        COGENTRIX DELAWARE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


          NORTH CAROLINA                                      51-0352024
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


1105 NORTH MARKET STREET, SUITE 1108
WILMINGTON, DELAWARE                                           19801
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

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of Common Stock, no par value, outstanding at March 30, 2001:
1,000

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                        COGENTRIX DELAWARE HOLDINGS, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                         PAGE
                                                                                         ----
PART I
Item 1:    Business...................................................................      3
Item 2:    Properties.................................................................     23
Item 3:    Legal Proceedings..........................................................     23
Item 4:    Submission of Matters to a Vote of Security Holders........................     23

PART II
Item 5:    Market for the Registrant's Common Stock and Related Shareholder Matters...     23
Item 6:    Selected Consolidated Financial Data.......................................     24
Item 7:    Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................     25
Item 8:    Financial Statements and Supplementary Data................................     32
Item 9:    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.......................................................     57

PART III
Item 10:   Directors and Executive Officers of the Registrant.........................     58
Item 11:   Executive Compensation.....................................................     58
Item 12:   Security Ownership of Certain Beneficial Owners and Management.............     58
Item 13:   Certain Relationships and Related Transactions.............................     58

PART IV
Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K............     59

Signatures ...........................................................................     66

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Cogentrix Delaware Holdings, Inc. and its Parent, Cogentrix Energy, Inc., are holding companies that through their direct and indirect subsidiaries acquire, develop, own and operate electric generating plants, principally in the United States. We derive most of our revenue from the sale of electricity, but we also produce and sell steam. We sell the electricity we generate to regulated electric utilities and power marketers, primarily under long-term power purchase agreements. We sell the steam we produce to industrial customers with manufacturing or other facilities located near our electric generating plants. We were one of the early participants in the market for electric power generated by independent power producers that developed as a result of energy legislation the United States Congress enacted in 1978. We believe we are one of the larger independent power producers in the United States based on our total project megawatts in operation.

     We currently own - entirely or in part - a total of 22 electric generating facilities in the United States. Our 22 plants are designed to operate at a total production capability of approximately 3,914 megawatts. After taking into account our part interests in the 16 plants that are not wholly-owned by us, that range from 1.6% to 74.2%, our net ownership interests in the total production capability of our 22 electric generating facilities is approximately 1,754 megawatts. We currently operate nine of our facilities, seven of which we developed and constructed.

     We also have ownership interests in and will operate three facilities currently under construction in Louisiana, Oklahoma and Idaho. Once these facilities begin operation, we will have ownership interests in a total of 25 domestic electric generating facilities that are designed with a total production capability of approximately 5,810 megawatts. Our net equity interest in the total production capability of those 26 facilities will be approximately 3,110 megawatts.

     Unless the context requires otherwise, references in this report to "we," "us," "our," or "Holdings" refer to Cogentrix Delaware Holdings, Inc. and its subsidiaries, including subsidiaries that hold investments in other corporations or partnerships whose financial results are not consolidated with ours. The term "Cogentrix Energy" refers only to Cogentrix Energy, Inc., the parent of Holdings, which is a development and management company that conducts its business primarily through subsidiaries, most of which are subsidiaries of Holdings. Holdings' subsidiaries that are engaged in the development, ownership or operation of cogeneration facilities are sometimes referred to individually as a "project subsidiary" and collectively as Holdings' "project subsidiaries." The unconsolidated affiliates of Holdings that are engaged in the ownership and operation of electric generating facilities and in which we have less than a majority interest are sometimes referred to individually as a "project affiliate" or collectively as "project affiliates."

OUR STRATEGY

     We intend to remain among the leaders in the independent power industry by developing and constructing or acquiring - entirely or in part - electric generating facilities in the United States.

     We have targeted three market segments for our future development and acquisition activities:

      o Developing New Electric Generating Plants. We intend to pursue domestic development of new, highly-efficient, low-cost plants, concentrating on facilities that use natural gas as fuel. We expect these facilities to enter into long-term contractual arrangements with fuel suppliers, electric utilities or power marketers. These contractual arrangements will provide us a scheduled and/or indexed payment for electricity and result in the fuel supplier, electric utility or power marketer assuming the risks associated with fuel and energy price fluctuations.

      o Acquiring Interests in Existing Domestic Electric Generating Plants. We intend to generally focus our future acquisition opportunities on projects that already have entered into power sales contracts with electric utilities or other customers whose senior unsecured debt carries investment-grade credit ratings. We may also seek to acquire interests in electric generating facilities that do not have contracts in place but are nonetheless highly efficient, low-cost providers that can take advantage of opportunities in a rapidly deregulating energy market. If we do, we intend to protect Holdings against the risk of changes in the market price for electricity by entering into contracts at the time of acquisition with fuel suppliers, utilities or power marketers that reduce or eliminate our exposure to this risk by establishing future prices and quantities for the electricity produced independent of the short-term market.

      o Developing New or Managing Existing Plants for Industrial Companies. Many large, industrial companies with significant energy needs own on-site facilities for generating the electricity and producing the steam they require for their manufacturing, refining or other operations. We believe that cogenerating facilities with state-of-the-art technology developed by us could replace or upgrade existing facilities employing older technology that many of these industrial companies currently operate themselves. We also expect that many industrial companies choosing not to replace their existing facilities will seek to contract with companies like Holdings to manage and operate their existing facilities.

     We seek to manage the risks associated with owning and operating electric generating facilities by emphasizing diversification and balance among our investments in terms of the following criteria:

      o geographic location of the facilities in which we have an ownership interest;

      o electric utility or power marketing customers for the electricity we generate and the industrial customers for the steam we produce;

      o technology we employ to generate electricity and produce steam; and

      o coal, gas and other fuel suppliers to our plants.

INDUSTRY TRENDS CREATING MARKET OPPORTUNITIES

   Increasing Competition in the Domestic Electric Generating Industry

     In response to increasing customer demand for access to low-cost electricity and enhanced services, new regulatory initiatives are currently being adopted or considered at both state and federal levels to increase competition in the domestic electric generating industry. We believe that these regulatory initiatives may lead to the transformation of the existing regulated, utility dominated market, that sells to a captive customer base and is based upon cost-of-service pricing, to a more competitive market in which end users may purchase electricity from a variety of suppliers, including non-utility generators, power marketers, public utilities and others at competitive prices. Our management believes that these market trends will create significant new business opportunities for us because we have demonstrated our ability to construct and operate efficient, low-cost electric generating facilities.

   Growing Market for Sale of Electric Generating Assets

     Regulatory initiatives to restructure the United States electric industry have led to the development of a growing market for the sale of electric generating assets principally by utilities, but also by independent power producers and industrial companies. In addition to regulatory pressure, the management of some utilities have decided, for strategic reasons, to sell some or all of their generating assets and to concentrate on the transmission and distribution segments of the power supply market. If this trend continues, it may create additional investment opportunities for us. In connection with acquiring - entirely or in part - any additional electric generating assets, we expect to reduce our exposure to electric market price risk by entering into contractual arrangements with fuel suppliers, utilities and/or power marketers under which they would assume some or all of the risks associated with fluctuations in fuel and energy prices.

   Expanded Options Resulting from Passage of the Energy Policy Act

The passage of the Energy Policy Act in 1992 significantly expanded the options available to independent power producers, particularly with respect to siting a generating facility. Among other things, the Energy Policy Act enables independent power producers to obtain an order from the Federal Energy Regulatory Commission requiring an intermediary utility to give access to its transmission lines to transmit or "wheel" electric power from a generating facility to its utility purchaser. The availability of wholesale transmission "wheeling" could be an important aspect in the development of new projects. For example, we may be able to develop a project in one utility's service territory and "wheel" the electric power produced by the project through the transmission lines of that utility to a second utility or another wholesale purchaser. The Energy Policy Act also created a new class of generator - exempt wholesale generators - that, unlike qualifying facilities, are not required to use alternative or renewable fuels or to have useful thermal energy output. Finally, the Energy Policy Act created another new class of utility-foreign utility companies-which may own and operate foreign utility assets without U.S. regulation consequences. See "Regulation - Energy Regulations" herein.

PROJECT AGREEMENTS, FINANCING AND OPERATING ARRANGEMENTS FOR OUR OPERATING FACILITIES

   Project Agreements

     Our facilities have long-term power sales agreements to sell electricity to electric utilities and power marketers. A facility's revenue from a power sales agreement usually consists of two components: variable payments, which vary in accordance with the amount of energy the facility produces, and fixed payments that are received in the same amounts whether or not the facility is producing energy. Variable payments, which are generally intended to cover the costs of actually generating electricity, such as fuel costs, if supplied by the operating facility, and variable operation and maintenance expense, are based on a facility's net electrical output measured in kilowatt hours. Variable payment rates are either scheduled or indexed to the fuel costs of the electricity purchaser and/or an inflationary index.

     Fixed payments, that are intended to compensate us for the costs incurred by the project subsidiary whether or not it is generating electricity, such as debt service on the project financing, are more complex and are calculated based on a declared production capability of a facility. Declared production capability is the electric generating capability of a plant in megawatts that the project subsidiary contractually agrees to make available to the electricity purchaser. It is generally less than 100% of the facility's design production capability dictated by its equipment and design specifications. Fixed payments are based either on a facility's net electrical output and paid on a kilowatt-hour basis or on the facility's declared production capability and can be adjusted if actual production capability varies significantly from declared production capability.

     Many power sales agreements permit the electricity purchaser to direct the facility to deliver a variable amount of electrical output within limited parameters. This means the purchaser may, within those parameters, direct the facility to reduce or suspend the delivery of electricity. The power sales agreements of substantially all of our facilities provide the electricity purchaser with the right to reduce or suspend their purchases of electricity whenever they determine that they can obtain lower cost power either by generating power at their own plants or by purchasing electricity in bulk from others. The power sales agreements for these facilities are structured in a manner such that when the amount of electrical output is reduced, the facility continues to receive the fixed payments, that cover fixed operating costs and debt service requirements and provide substantially all of the project subsidiary's profits. The variable payments, that cover the operating, maintenance and fuel costs incurred by the project subsidiary to generate electricity, are received only for each kilowatt hour delivered.

     Many of our facilities produce process steam for use by an industrial customer that has a manufacturing or other facility located nearby. Our industrial customers, that include textile manufacturing companies, pharmaceutical manufacturing companies, chemical producers and synthetic fiber plants, use the process steam in their manufacturing processes. Our steam sales contracts with these industrial customers generally are long-term contracts that provide payment on a per thousand pound basis for steam delivered.

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

   Project Financing

     Each facility is financed primarily under financing arrangements at the project subsidiary or project affiliate level that, except as noted below, require the loans to be repaid solely from the project subsidiary's or project affiliate's revenues. They also generally provide that the repayment of the loans and payment of interest is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or partnership interests in that project subsidiary or project affiliate. This type of financing is generally referred to as "project financing."

     Project financing transactions are generally structured so that all revenues of a project are deposited directly with a bank or other financial institution acting as escrow or security deposit agent. These funds are then payable in a specified order of priority to assure that, to the extent available, they are used first to pay operating expenses, senior debt service and taxes and to fund reserve accounts. Then, subject to satisfying debt service coverage ratios and other conditions, any available funds may be disbursed to us and our other partners in the case of jointly-owned facilities in the form of management fees, dividends, or distributions.

     Our facilities are financed using a high proportion of debt to equity. This leveraged financing permits our project subsidiaries and project affiliates to develop projects with a limited equity base but also increases the risk that a reduction in revenues could adversely affect a particular project's ability to meet its debt or lease obligations. The lenders to each project subsidiary or project affiliate have security interests covering some or all of the aspects of the project, including the facility, related facility support agreements, the stock or partnership interest of our project subsidiaries or project affiliates, licenses and permits necessary to operate the facility and the cash flow derived from the facility. In the event of a foreclosure after a default, the project subsidiary or project affiliate would only retain an interest in the property remaining, if any, after all debts and obligations were paid.

     In addition, the debt of each operating project may reduce the liquidity of our interest in such project since any sale or transfer of its interest would, in most cases, be subject both to a lien securing such project debt and to transfer restrictions in the relevant financing agreements. Also, our ability to transfer or sell our interest in some of our projects is restricted by purchase options or rights of first refusal we have granted in favor of our power and steam purchasers.

     Because the project debt is "non-recourse", the lenders under these project financing structures cannot look to Cogentrix Energy, Holdings or its other projects for repayment unless Cogentrix Energy, Holdings or another project subsidiary expressly agrees to undertake liability. Cogentrix Energy has agreed to undertake limited financial support for certain of its project subsidiaries in the form of limited obligations and contingent liabilities. These obligations and contingent liabilities take the form of guarantees, indemnities, capital infusions, support agreements and agreements to pay debt service deficiencies. To the extent Cogentrix Energy becomes liable under such guarantees and other agreements with respect to a particular project, distributions received by Cogentrix Energy from other projects may be used to satisfy these obligations. To the extent of these obligations, the lenders to a project may look to Cogentrix Energy and the distributions it receives from other projects for repayment. The aggregate contractual liability of Cogentrix Energy to its project lenders is, in each case, a small portion of the aggregate project debt. Thus, the project financing structures are generally described throughout this report as being "non-recourse" to Cogentrix Energy, Holdings and its other projects.

     In addition, Cogentrix, Inc., an indirect subsidiary of Holdings, has guaranteed two project subsidiaries' obligations to the purchasing utility under three power sales agreements. Because these project subsidiaries' obligations do not by their terms stipulate a maximum dollar amount of liability, the aggregate amount of potential exposure under these guarantees cannot be quantified. Although we believe it is unlikely that Cogentrix, Inc. will have to honor either of these guarantees, if we or our subsidiary were required to satisfy all of these guarantees and other obligations at the same time, it could have a material adverse effect on our financial condition and results of operations.

     Two of our wholly-owned subsidiaries, which were formed to hold our interests in the electric generating facilities we acquired in 1999 and 1998, maintain their own credit agreements with banks that provide in the aggregate $92.5 million of revolving credit availability. Distributions received by these subsidiaries from the project subsidiaries or project affiliates they own or hold an interest in may be used by these subsidiaries to satisfy any outstanding obligations under these revolving credit facilities.

     Our facilities are insured in accordance with covenants in each project's debt financing agreements. Coverages for each plant include workers' compensation, commercial general liability, supplemented by primary and excess umbrella liability, and a master property insurance program including property, boiler and machinery and business interruption.

   Operating Arrangements

     We operate nine of our facilities. When we operate a facility, our project subsidiary employs directly the persons required to operate the facility. We invest in training our operating personnel and structure our facility bonus program to reward safe, efficient and cost-effective operation of the facilities. Our management meets and conducts, several times a year, on-site facility performance reviews with each facility manager.

     We have established a strong record of safety, efficiency and reliability in operating our electric generating plants, which reliability is measured in the industry by a generating plant's "availability" to generate and sell electricity. The table below shows the average "availability" of the plants we operated during the periods indicated.

         PERIOD                                       AVERAGE AVAILABILITY

         Year ended December 31, 2000 ........................94.9%
         Year ended December 31, 1999 ........................95.6
         Year ended December 31, 1998 ........................96.4

     We provide, to the facilities we operate, administrative and management services for a periodic fee, that in some cases is adjusted annually by an inflation factor. The ability of a project subsidiary to pay these management fees is contingent upon the continuing compliance by the project subsidiary with covenants under its project financing agreements and may be subordinated to the payment of obligations under those agreements. We have earned and will continue to earn incentive compensation from our Hopewell facility, in which Holdings holds a 50% general partnership interest and is, through a subsidiary, the managing general partner, if the facility achieves the contractually specified net income levels.

   Ash Removal

     Project subsidiaries owning seven of our coal-fired plants contract with our subsidiary, ReUse Technology, Inc., to remove coal combustion by-products generated by such facilities. ReUse constructs structural fills with these coal combustion by-products on property owned by itself and others and provides coal combustion by-products to others for use in manufacturing and producing various products for resale.

FACILITIES UNDER CONSTRUCTION

     We currently have three new "greenfield" electric generating facilities under construction. A brief description of each of these facilities follows with an estimate of the dates we expect them to commence commercial operations.

     o Ouachita Parish, Louisiana Facility. In August 2000, we closed financing and commenced construction on an 816-megawatt combined-cycle, natural gas-fired electric generating facility near Sterlington, Louisiana. Dynegy Power Marketing, Inc. will deliver natural gas to and purchase electricity produced by this facility under a 15-year power purchase agreement. Subsequent to December 31, 2000, we sold a 50% interest in the facility to an indirect subsidiary of General Electric Capital Corporation. We continue to own a 50% interest in the facility and will operate and manage it when it commences commercial operations in mid-2002.

     o Rathdrum, Idaho Facility. In March 2000, a partnership, in which we own a 51% interest, closed financing and commenced construction on a 270-megawatt combined-cycle, natural gas-fired electric generating facility in Rathdrum, Idaho. Avista Turbine Power, Inc. will deliver natural gas to and purchase electricity produced by this facility under a 25-year power purchase agreement. This facility, which we will operate and manage, is scheduled to commence commercial operations in late 2001.

     o Jenks, Oklahoma Facility. In December 1999, we closed financing and commenced construction on a wholly-owned 810-megawatt combined-cycle, natural gas-fired electric generating facility in Jenks, Oklahoma. PECO Energy's Power Team will deliver natural gas to and purchase electricity produced by this facility under a 20-year power purchase agreement. This facility, which we will operate and manage, is scheduled to commence commercial operations in early 2002.

FACILITIES IN OPERATION

         Our facilities described below rely on power sales agreements for the majority of their revenues. During the fiscal year ended December 31, 2000, two regulated utility customers accounted for approximately 60% of our consolidated revenues. The failure of either of these utility customers to fulfill its contractual obligations for a prolonged period of time would have a material adverse effect on our primary source of revenues. Both of these utilities have senior, unsecured debt outstanding that nationally recognized credit rating agencies have rated investment grade. As a result of recent growth, our future operations will be more diverse with regard to both geography and fuel source and less dependent on any single project or customer.

                                                                                           OUR
                                                                             OUR       NET EQUITY
                                                                           PERCENT     INTEREST IN
                                                              PLANT       OWNERSHIP       PLANT           POWER
FACILITY                LOCATION                 FUEL        MEGAWATTS     INTEREST     MEGAWATTS   PURCHASING UTILITY
- --------                --------                 ----        ---------    ---------    -----------  ------------------
Richmond                Richmond, VA             Coal           240          100.0        240.0      Virginia Power
Indiantown              Martin County, FL        Coal           380           50.0        190.0      Florida Power &
                                                                                                     Light
Whitewater              Whitewater, WI           Natural Gas    245           74.2        181.8      Wisconsin Electric
                                                                                                     Power Corporation
Cottage Grove           Cottage Grove, MN        Natural Gas    245           73.2        179.3      Northern States
                                                                                                     Power Company
Birchwood               King George, VA          Coal           240           50.0        120.0      Virginia Power
Portsmouth              Portsmouth, VA           Coal           120          100.0        120.0      Virginia Power
Rocky Mount             Rocky Mount, NC          Coal           120          100.0        120.0      Virginia Power
Southport               Southport, NC            Coal           120          100.0        120.0      CP&L*
Logan                   Logan Township, NJ       Coal           218           50.0        109.0      Atlantic City
                                                                                                     Electric
Hopewell                Hopewell, VA             Coal           120           50.0         60.0      Virginia Power
Roxboro                 Roxboro, NC              Coal            60          100.0         60.0      CP&L*
Northampton             Northampton County,      Waste coal     110           50.0         55.0      Metropolitan Edison
                        PA
Cedar Bay               Jacksonville, FL         Coal           260           16.0         41.6      Florida Power &
                                                                                                     Light
Kenansville             Kenansville, NC          Coal            35          100.0         35.0      CP&L*
Carneys Point           Carneys Point, NJ        Coal           262           10.0         26.2      Atlantic City
                                                                                                     Electric
Selkirk                 Albany, NY               Natural Gas    396            5.1         20.2      Consolidated Edison
                                                                                                     & Niagara Mohawk
Pittsfield              Pittsfield, MA           Natural Gas    173           10.9         18.9      New England Power
Scrubgrass              Scrubgrass Township, PA  Waste coal      85           20.0         17.0      Pennsylvania
                                                                                                     Electric
Gilberton               Frackville, PA           Waste coal      82           19.6         16.1      Pennsylvania Power
                                                                                                     & Light
Panther Creek           Carbon County, PA        Waste coal      83           12.2         10.1      Metropolitan Edison
Morgantown              Morgantown, WV           Coal/Waste      62           15.0          9.3      Monongahela Power
                                                   coal
Mass Power              Springfield, MA          Natural Gas    258            1.6          4.1      Boston Edison
                                                              -----                     -------

          Totals                                              3,914                     1,753.6
                                                              =====                     =======

- -----------------

*Commonly-used acronym for Carolina Power & Light Company

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

     Each of the power sales agreements provides that in the event the state utilities commission prohibits Virginia Power from recovering from its customers payments made by Virginia Power to our project subsidiary, our subsidiary would recognize a reduction in payments received under such power sales agreements after the 18th anniversary of commencement of commercial operations of the facility to the extent necessary to repay the amount of the disallowed payments to Virginia Power with interest.

     If the number of days in any year in which the Richmond facility is unable to generate electricity in an amount equal to its declared production capability is more than the greater of 25 days or ten percent of the total number of days the facility was required by Virginia Power to operate, the fixed payments under the contract for that period will be reduced by four percent for each excess day. In the event testing indicates that the facility's dependable production capability is less than 90% of the declared production capability, our subsidiary will be obligated to pay annual liquidated damages to Virginia Power. Our project subsidiary has posted letters of credit in favor of Virginia Power to secure its obligations to perform under the power sales agreements.

   Indiantown, Florida Facility

     A Delaware limited partnership owns this 380-megawatt pulverized coal-fired cogeneration facility located in Martin County, Florida. An indirect, wholly-owned subsidiary of PG&E National Energy Group, Inc. ("PG&E") owns a 50% general partnership interest in the partnership, and we own a 50% general partnership interest. The Indiantown facility began operation in December 1995 and sells steam to Caulkins Indiantown Citrus Company.

     The Indiantown facility provides 330 megawatts of declared production capability to Florida Power & Light Company under a power sales agreement that expires in 2025. Fixed payments by Florida Power & Light are subject to adjustment on the basis of the Indiantown facility's actual production capability.

     Currently, Florida Power & Light is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement contains a provision that provides if Florida Power & Light at any time is denied authorization to recover from its customers any payments to be made under the power sales agreement, Florida Power & Light may, in its sole discretion, adjust payments under the power sales agreement to the amount it is authorized to recover from its customers. The utility may also require the partnership that owns the facility to return payments subsequently disallowed by the regulatory agency. If the obligations of Florida Power & Light and the partnership that owns the facility are materially altered due to the operation of this provision in the agreement, the partnership may terminate the power sales agreement upon 60 days' notice. The partnership and Florida Power & Light must then, in good faith, attempt to negotiate a new power sales agreement or any agreement for transmission of the Indiantown facility's capacity and energy to another investor-owned, municipal, or cooperative electric utility interconnected with Florida Power & Light in Florida.

     An affiliate of PG&E provides operation and maintenance services for the Indiantown facility pursuant to an operating agreement that expires in 2025. PG&E manages and administers the business of the partnership that owns the facility pursuant to a management service agreement that expires in 2029.

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

     The Whitewater facility provides approximately 236.5 megawatts of declared production capability to Wisconsin Electric Power Corporation under a power sales agreement that expires in 2022. The Whitewater facility may also sell to third parties up to 12 megawatts of electric production capability and any energy that the utility does not dispatch. Fixed payments from the utility are subject to adjustment on the basis of performance-based factors that reflect the Whitewater facility's semiannually tested production capability and average and on-peak availability for the preceding contract year.

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

     The Whitewater facility sells steam to the University of Wisconsin - Whitewater under a steam supply agreement expiring in 2005. The facility also sells hot water to a greenhouse located adjacent to the facility. FloriCulture, Inc., an affiliate of the partnership that owns the Whitewater facility, has entered into an operational services agreement pursuant to which FloriCulture provides all services necessary to produce, market and sell horticulture products and to operate and maintain the greenhouse facility.

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

     The Cottage Grove facility provides 245 megawatts of declared production capability to Northern States Power Company measured at summer conditions and 262 megawatts of declared production capability measured at winter conditions under a power sales agreement that expires in 2027. Fixed payments are subject to adjustment on the basis of performance-based factors that reflect the Cottage Grove facility's semiannually tested production capability and its rolling 12-month average and on-peak availability. Fixed payments are also adjusted for transmission losses or gains relative to a reference plant. The Cottage Grove facility, also sells steam to Minnesota Mining and Manufacturing Company.

     Currently, Northern States Power Company is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement provides, however, that following the tenth anniversary of the commercial operation date, if Northern States Power Company fails to obtain or is denied authorization by any governmental authority having jurisdiction over its retail rates and charges, granting it the right to recover from its customers any payments made under the power sales agreement, the disallowed amounts will be monitored in a tracking account and the unpaid balance in the tracking account shall accrue interest. Within 30 days after the first mortgage bonds issued to finance the construction of the facility have been fully retired, Northern States Power, Company may begin reducing payments to the partnership that owns the facility to ensure the payments are in line with Minnesota Public Utility Commission rates and begin amortizing the balance in the tracking account. Should Northern States Power Company exercise its right to reduce payments, the maximum reduction is 75% of the payment otherwise due for the period.

     We manage and administer the partnership's business with respect to the Cottage Grove facility, and provide certain management and administrative services to the general partner of the partnership. Also, one of our wholly-owned subsidiaries operates the facility pursuant to an O&M Agreement with the partnership.

   Birchwood, Virginia Facility

     Through an indirect, wholly-owned subsidiary we have a 50% interest in a partnership that owns a 240-megawatt pulverized coal-fired cogeneration facility in King George, Virginia. A subsidiary of The Southern Company, a public utility holding company, owns the remaining 50% of the facility. The 36-acre greenhouse located adjacent to the facility, which is jointly owned by us and a subsidiary of The Southern Company, uses steam from the facility. An affiliate of The Southern Company manages and operates the Birchwood facility.

     The Birchwood facility provides 218 megawatts of declared production capability to Virginia Power measured at summer conditions and 222 megawatts of declared production capability measured at winter conditions under a power sales agreement that expires in 2021. The power sales agreement provides that in the event the state utilities commission prohibits Virginia Power from recovering from its customers payments made by Virginia Power to our project affiliate, the partnership that owns the facility would recognize a reduction in payments received under the power sales agreement after the 20th anniversary of commencement of commercial operations of the facility to the extent necessary to repay the amount of the disallowed payments to Virginia Power with interest. During June 2000, the Birchwood facility signed a separate agreement with Virginia Power to sell up to 20 megawatts of supplemental capacity and energy, with an initial term expiring in 2003.

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

   Portsmouth, Virginia Facility

     Our facility located in Portsmouth, Virginia is a 120-megawatt stoker coal-fired cogeneration facility. The Portsmouth facility provides Virginia Power declared production capability of up to 115 megawatts under a power sales agreement that expires in June 2008. The Portsmouth facility also sells process steam to BASF Corporation and Celanese Chemical, Inc.

     If the power sales agreement for this facility is terminated prior to the end of its initial or any subsequent term, other than due to a default by Virginia Power, then our project subsidiary must pay a penalty to Virginia Power. The amount of the penalty is the difference between payments for production capability already made and those that would have been allowable under the applicable "avoided cost" schedules of Virginia Power plus interest.

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

     If a disallowance event occurs through 2002, then 25% of cash flow from the facility must be deposited to the regulatory disallowance reserve account until the balance of such account is equal to the amount required to be funded. If a disallowance event occurs during the period from 2003 through 2013, then 100% of the cash flow from the facility must be deposited to the reserve account until the balance of the reserve account is equal to the amount required to be funded. The amount required to be funded in such account is an amount equal to the lesser of:

      o the projected reduction in cash flows from 2009 through 2013 as a result of the disallowance of payments made by the utility, or

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

   Roxboro and Southport, North Carolina Facilities

     Our subsidiary, Cogentrix of North Carolina, Inc., operates two stoker coal-fired cogeneration plants in Roxboro and Southport, North Carolina, that are owned by another wholly-owned project subsidiary of Holdings.

     The Roxboro and Southport facilities sell electricity under separate power sales agreements with CP&L, each having an initial term expiring in December 2002. The 60-megawatt Roxboro facility may operate at a declared production capability of up to 56 megawatts and the 120-megawatt Southport facility may operate at a declared production capability of up to 107 megawatts. Cogentrix, Inc., has guaranteed the performance of our project subsidiary under the power sales agreements. Collins & Aikman Corporation purchases process steam for its textile manufacturing facility from the Roxboro facility and ArcherDaniels-Midland Company purchases steam for its pharmaceutical and chemical manufacturing company from the Southport facility.

     Each of the power sales agreements provide that in the event our project subsidiary desires to terminate the power sales agreement or abandons the Roxboro or Southport facility, our project subsidiary must pay the utility a termination charge. Such termination charge will be equal to the sum of the following:

      o the depreciated installed cost of the interconnection facilities relating to the plant,

      o the cost incurred by the utility to replace the production capability provided by the Roxboro or Southport facility in excess of the fixed payments that would have been made to our project subsidiary for the Roxboro or Southport facility, and

      o a carrying charge equal to the overall pretax cost of capital allowed to the utility by the retail rate order of the state utilities commission in effect during the time the energy credits were received.

   Logan, New Jersey Facility

     A Delaware limited partnership owns the Logan facility, a 218-megawatt pulverized coal-fired cogeneration plant located on the Delaware River in Logan Township, New Jersey. The partnership leases the Logan facility to another Delaware limited partnership. Our indirect, wholly-owned subsidiary, owns a 50% general partnership interest in each of the first limited partnership and each of the partners of the second limited partnership. PG&E is the sole limited partner in each of the first partnership and the partners of the second limited partnership, owning a 1% limited partnership interest. The PG&E subsidiary also owns a 49% general partnership interest in each of the first partnership and each of the partners of the second limited partnership.

     The Logan facility, which began operation in September 1994, provides up to 203 megawatts of declared production capability to Atlantic City Electric Company under a power sales agreement that expires in 2024. The Logan facility has the capability to provide up to approximately 15 megawatts of excess production capability and energy to third parties. The Logan facility sells steam to Solutia, Inc.

     If the net deliverable production capability of the Logan facility falls below 190,000 kilowatts, then the partnership that owns the facility must pay liquidated damages to the utility in an amount calculated using a formula that reflects both the amount of the deficiency and the rate those mid-Atlantic electric utilities who are members of a mid-Atlantic regional power pool and fail to satisfy their capacity obligations to the pool must pay to the other members to make up the deficiency.

     An affiliate of PG&E provides operation and maintenance services for the Logan facility pursuant to an operation and maintenance agreement with an initial term expiring in 2004. PG&E provides management services pursuant to a management services agreement that expires in 2027.

   Hopewell, Virginia Facility

     Our facility, located in Hopewell, Virginia, is a 120-megawatt stoker coal-fired cogeneration facility owned and operated by a general partnership, in which a 50% general partnership interest is owned by one of our subsidiaries. The remaining 50% partnership interest is owned by Capistrano Cogeneration Company, a subsidiary of Edison Mission Energy.

     The Hopewell facility provides declared production capability of up to 92.5 megawatts to Virginia Power under a power sales agreement that expires in January 2008. If the power sales agreement is terminated prior to the end of its initial or any subsequent term other than due to a default by Virginia Power, the project partnership must pay a penalty to Virginia Power. The amount of the penalty is the difference between payments for production capability already made and those that would have been allowable under the applicable "avoided cost" schedules of the utility plus interest. Honeywell International, formerly known as Allied-Signal Corporation, purchases steam from the Hopewell facility.

   Northampton, Pennsylvania Facility

     A Delaware limited partnership owns this 110-megawatt anthracite waste coal-fired electric generating facility in Northampton County, Pennsylvania. Our indirect, wholly-owned subsidiary owns a 50% general partnership interest in this partnership. An indirect, wholly-owned subsidiary of PG&E owns an aggregate 50% equity interest in the partnership owning this project, that consists of a 48% general partnership interest and 2% limited partnership interest.

     The Northampton facility, which began operation in September 1995, provides electric energy to Metropolitan Edison Company pursuant to a power sales agreement that expires in 2020. Capacity in excess of 89 megawatts may be sold to third parties, but no energy from the Northampton facility may be sold to any entity other than Metropolitan Edison.

     The Northampton facility is not directly interconnected to Metropolitan Edison's electric system and accordingly requires an electric utility that is interconnected with Metropolitan Edison's electric system to transmit the Northampton facility's output to Metropolitan Edison. Pursuant to a transmission service agreement (that expires in 2020) with Pennsylvania Power & Light Company, that utility transmits the Northampton Facility's net electric energy to Metropolitan Edison's existing electric system.

     In the event the Northampton facility's annual average delivery of electricity for any year following the commercial operation date during on-peak hours is less than 85% of the Northampton facility's annual average delivery of electricity during the on-peak hours for the prior three years, the partnership that owns the facility is obligated to make a penalty payment to Metropolitan Edison. During the first 11 years of the power sales agreement commencing with the commercial operation date, the penalty payment will equal the difference between 85% of the annual average on-peak electricity delivered in the prior three years and the actual on-peak electricity delivered in the year to which the penalty relates times 3.40 cents per kWh. After the eleventh year of the power sales agreement, the penalty payment will be calculated as above, except that the rate of 3.40 cents per kWh shall be adjusted annually according to changes in the Gross Domestic Product Implicit Price Deflator.

     An affiliate of PG&E provides operation and maintenance services for the Northampton facility pursuant to an operation and maintenance agreement with an initial term expiring in 2020. PG&E provides management and administration services for the Northampton facility pursuant to a management services agreement with an initial term expiring in 2020.

     In addition to the partners' original equity contributions to the partnership that owns the Northampton facility, the partners have posted letters of credit or corporate guarantees in an aggregate amount of $9 million as a standby equity commitment to be used for certain fuel-related costs. They have also posted a letter of credit in the amount of $2.2 million as a standby equity commitment to be used solely to establish the bank debt service reserve fund for the exclusive benefit of the banks. Cogentrix Energy provides letters of credit for 50% of those standby equity commitments.

   Cedar Bay, Florida Facility

     A Delaware limited partnership owns this 260-megawatt coal-fired cogeneration facility located in Jacksonville, Florida. An indirect subsidiary of PG&E owns an approximate 62% general partnership interest and an approximate 2% limited interest in the partnership, and we own an approximate 16% general partnership interest. The remaining approximate 20% general partnership interest is owned by a group of equity companies consisting mainly of bank and financial institutions. The Cedar Bay facility began operation in January 1994, and sells steam to Stone Container Corporation.

     The Cedar Bay facility provides an annual average of 250 megawatts of production capability to Florida Power & Light under a power sales agreement that expires in 2024. Fixed payments by Florida Power & Light are subject to adjustment on the basis of the Cedar Bay facility's actual production capability.

     Currently, Florida Power & Light is permitted full recovery from its customers of payments made under the power sales agreement. The power sales agreement contains a provision that provides if Florida Power & Light at any time is denied authorization to recover from its customers any payments to be made under the power sales agreement, Florida Power & Light may, in its sole discretion, adjust payments under the power sales agreement to the amount it is authorized to recover from its customers. The utility may also require the partnership that owns the facility to return payments subsequently disallowed by the regulatory agency. If the obligations of Florida Power & Light and the partnership that owns the facility are materially altered due to the operation of this provision in the agreement, the partnership may terminate the power sales agreement upon 60 days' notice. The partnership and Florida Power & Light must then, in good faith, attempt to negotiate a new power sales agreement or any agreement for transmission of the Cedar Bay facility's capacity and energy to another investor-owned, municipal, or cooperative electric utility interconnected with Florida Power & Light in Florida.

     An affiliate of PG&E provides operation and maintenance services for the Cedar Bay facility pursuant to an operating agreement that expires in 2024. PG&E manages and administers the business of the partnership that owns the facility pursuant to a management service agreement that also expires in 2024.

   Kenansville, North Carolina Facility

Our subsidiary, Cogentrix Eastern Carolina, LLC, owns and operates a 35-megawatt stoker coal-fired cogeneration plant in Kenansville, North Carolina. The Kenansville facility provides declared production capability of up to approximately 33 megawatts to CP&L under a power sales agreement with an initial term expiring in September 2001. Another subsidiary, Cogentrix, Inc., has guaranteed the performance of the Kenansville facility under the power sales agreement. Guilford Mills, Inc. purchases steam from the Kenansville facility for use in its textile manufacturing plant.

     The power sales agreement provides that in the event of a termination prior to the expiration of the initial term of the power sales agreement, our project subsidiary must pay CP&L a termination charge. In the event of a material breach by the utility, our project subsidiary may terminate the power sales agreement prior to its expiration without incurring the termination charge. The termination charge is an amount equal to the excess paid for capacity and energy over what would have been paid to our project subsidiary under the state utilities commission's published rates plus interest.

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

   Carneys Point, New Jersey Facility

     A Delaware limited partnership owns this 262-megawatt pulverized coal-fired cogeneration facility located within the grounds of the DuPont Chamber Works, a chemical complex in Carneys Point, New Jersey. The partnership leases the Carneys Point facility to a partnership of wholly-owned subsidiaries of PG&E. Lease payments are structured to equal project cash flow, and the lessee partnership derives no net cash flow or benefit from the lease. We own a 10% general partnership interest in the limited partnership that owns the facility. The other general partner is an indirect, wholly-owned subsidiary of PG&E, that owns a 50% general partnership interest. The sole limited partner is an indirect, wholly-owned subsidiary of General Electric Capital Corporation, which owns a 40% limited partnership interest.

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

     An affiliate of PG&E provides operation and maintenance services for the Carneys Point facility under an operation and maintenance agreement with an initial term expiring in 2004. PG&E provides management services for the facility pursuant to a management services agreement with a term expiring in 2018.

PRINCIPAL CUSTOMERS

     Electric utility customers accounting for more than ten percent of our consolidated revenue for the fiscal years ended December 31, 2000, 1999 and 1998 were as follows:

                                        YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------
                              2000               1999               1998
                          --------------     --------------    ----------------
          CP&L                  16%              17%                 19%
          Virginia Power        44               46                  50

     As a result of our acquisitions and our projects currently under construction, our operations are now and will be even more diverse in the future with regard to both geography and fuel source and less dependent on any single project or customer.

REGULATION

     Our facilities are subject to federal, state and local energy and environmental laws and regulations applicable to the development, ownership and operation of electric generating facilities. Federal laws and regulations govern transactions, as well as types of fuel utilized, the type of energy produced and power plant ownership for some plants. State regulatory commissions may approve the rates and, in some instances, other terms under which utilities purchase electricity from independent producers. These state commissions may have broad jurisdiction over non-utility owned power plants. Power plants also are subject to laws and regulations governing environmental emissions and other substances produced by a plant, along with the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before construction or operation of a power plant commences and that the power plant operates in compliance with them. We strive to comply with all environmental laws, regulations, permits and licenses but, despite such efforts, at times we have been in non-compliance.

   Energy Regulations

     QFs under the Public Utility Regulatory Policies Act of 1978. Most of our current operating facilities are classified as a qualifying facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). QFs are relieved of compliance with extensive federal, state and local regulations that control the development, financial structure and operation of power plants and cost-of-service based ratemaking to determine the prices at which electric generating facilities sell energy. In order to be a QF, a cogeneration facility must sequentially produce both electricity and useful thermal energy for non-mechanical or non-electrical uses in specified proportions to the facility's total useful energy output. A QF utilizing oil or natural gas as fuel also must meet energy efficiency standards. A small power production facility may be a QF if it uses alternative fuels as its primary energy input, subject to limitations on fossil fuel input and size for the facility. Finally, a QF must not be controlled or more than 50% owned by an electric utility or by an electric utility holding company, or a subsidiary of either or any combination thereof.

     PURPA exempts QFs from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and, except under limited circumstances, state rate and financial regulations. These exemptions are important to us and our competitors.

     In the absence of a power sales agreement, regulations adopted by the Federal Energy Regulatory Commission ("FERC") require utilities to purchase electricity generated by QFs at a price based on the purchasing utility's full "avoided cost," and that the utility sell back-up power to the QF on a nondiscriminatory basis. Avoided costs are the incremental costs to a utility of electric energy or capacity, or both, that, but for the purchase from QFs, the utility would generate for itself or purchase from another source. Due to increasing competition for utility contracts, the current practice is for most power sales agreements to be awarded below avoided cost.

     We endeavor to minimize the risk of our facilities losing their QF status. The occurrence of events outside our control, such as loss of a steam customer, could jeopardize QF status. While the facilities usually would be able to react in a manner to avoid the loss of QF status by, for example, replacing the steam customer or finding another use for the steam that meets PURPA's requirements, there is no certainty that the alternative implemented would be practicable or economic.

     If one of our facilities were to lose its status as a QF, the subsidiary may lose its exemptions from PUHCA and the FPA and from state laws and regulations. This could subject the subsidiary to regulation under the FPA and may result in Holdings inadvertently becoming a public utility holding company. Our other facilities could in turn lose their QF status. Moreover, loss of QF status could result in utility customers terminating their power sales agreement with the non-qualifying facility. If loss of QF status were threatened for a facility, we could avoid holding company status and thereby protect the QF status of our other facilities by applying to the FERC to obtain exempt wholesale generator ("EWG") status for the owner of the non-qualifying facility. See "EWGs under the Energy Policy Act of 1992" herein. Alternatively, the FERC may grant a limited waiver to the QF that would provide continued exemption under PUHCA, provided the facility's rates were regulated under the FPA.

     EWGs under the Energy Policy Act of 1992. The passage of the Energy Policy Act has significantly expanded the options available to independent power producers with respect to their regulatory status. In addition to or in lieu of QF status, an independent power producer selling exclusively at wholesale now can also apply to the FERC to be granted status as an EWG. Except for existing cost-of-service based facilities for which state consents are required, any owner of a facility may apply for status as an EWG without prior condition. An EWG, like a QF, is exempt from regulation under PUHCA. However, EWG status does not exempt a facility from FERC and state public utility commission ("PUC") regulatory reviews, which may be more expansive than those applicable to QFs. Several of Holdings' facilities that are QFs have also been determined to be EWGs. In addition, several project subsidiaries developing new generating facilities have also been determined to be EWGs.

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

     PUHCA. Under PUHCA, any entity owning or controlling ten percent or more of the voting securities of a "public utility company" is a "holding company" and is subject to registration with the Securities and Exchange Commission and regulation under PUHCA, unless eligible for an exemption. Under the Energy Policy Act and PURPA, EWGs, FUCOs, and owners and operators of QFs are deemed not to be public utility companies under PUHCA. Momentum is growing in Congress for the repeal of PUHCA, as more legislators adopt the view that this statute has outlived its purpose. Elimination of PUHCA would enable more companies to consider owning generating, transmission and distribution assets, would permit "single state" utility systems to expand beyond their state borders, and would permit companies that are currently in registered holding company systems to diversify their investments to a greater extent than now permitted. This could attract more competitors to the power development and power marketing business. We believe that we are well positioned, however, to meet stronger competition and, indeed, may be able to pursue more investment opportunities made available by the repeal of PUHCA.

     FPA. The FPA grants the FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce, including ongoing as well as initial rate jurisdiction, that enables the FERC to revoke or modify previously approved rates. While QFs under PURPA typically are exempt from the traditional rate-making and certain other provisions of the FPA, projects not qualifying for QF status, for example, most EWGs, are subject to the FPA and to FERC rate making jurisdiction. Power marketers are also subject to FERC review of their wholesale rates, and to FERC oversight of various business dealings such as corporate reorganizations. Pursuant to the FPA, our power marketing subsidiary has filed its wholesale electric power rates with the FERC and obtained authorization to sell electric power at rates set by supply and demand in the marketplace. In addition, the Logan facility and certain other facilities in which Holdings owns a small interest have filed their rates with the FERC and obtained authorization to sell all of their power pursuant to those rates. Several of our projects under development or in construction have also filed and obtained from FERC market-based rates for sales of power from these facilities.

     State Regulation. PUCs regulate retail rates of electric utilities. In addition, states have been delegated the authority to determine utilities' avoided costs under PURPA. PUCs often will pre-approve agreements with prices that do not exceed avoided costs, because such contracts often have been acquired through a competitive or market-based process. Recognizing the competitive nature of the acquisition process, many PUCs will permit utilities to "pass through" expenses associated with a power sales agreement with an independent power producer. In addition, retail sales of electricity or steam by an independent power producer may be subject to PUC regulation, depending on state law.

     EWGs may be subject to broad regulation by PUCs, ranging from the requirement of certificates of public convenience and necessity to regulation of organizational, accounting, financial and other corporate matters. In addition, states may assert jurisdiction over the siting and construction of EWGs (as well as QFs) and over the issuance of securities and the sale or other transfer of assets by these facilities. Many state utility commissions and state legislatures are actively seeking ways to lower electric power costs at the retail level, including options that would permit or compel competition at the retail level. An opening of the retail market would create tremendous opportunities for companies that have until now been limited to the wholesale market. At the same time, state commissions are pressuring the utilities they regulate to cut purchased power costs through strict enforcement of existing contracts with QFs, many of which are considered to be overpriced. State commissions are also encouraging efforts by utilities to buy out or buy down such contracts.

      Proposed Legislation - The state commissions or state legislatures of many states are considering, or have considered, whether to open the retail electric power market to competition. These initiatives are generally called "retail access" or "customer choice". Such "customer choice" plans typically allow customers to choose their electricity suppliers by a certain date. Retail competition is possible when a customer's local utility agrees, or is required, to "unbundle" its distribution service, that is, the delivery of electric power to retail customers through its local distribution lines, from its transmission and generating service.

      The competitive price environment that will result from retail competition may cause utilities to experience revenue shortfalls and deteriorating creditworthiness. However, most, if not all, state plans will insure that utilities receive sufficient revenues, through a distribution surcharge if necessary, to pay their obligations under existing long-term power purchase contracts with QFs and EWGs, including the above market rates, or "stranded investment" costs, provided for in such contracts. Many states will also provide that the stranded investment costs will be "securitized" through new financial instruments. On the other hand, QFs and EWGs may be subject to pressure to lower their contract prices or to renegotiate contracts in an effort to reduce the "stranded investment" costs of their utility customers.

      Retail access programs may provide Holdings with additional opportunities to provide power from our projects to industrial users or power marketers.

    Transmission and Wheeling - Under the FPA, the FERC generally regulates the rates, terms and conditions for electricity transmission in interstate commerce. The FERC's authority under the FPA to require electric utilities to provide transmission service to OFs and EWGs was significantly expanded by the Energy Policy Act. The new provisions of the Energy Policy Act and actions taken by the FERC under the FPA have improved transmission access and pricing for independent power producers like us.

    In April 1996, the FERC issued a rulemaking order under the FPA, Order 888, requiring all jurisdictional public utilities to file "open access" transmission tariffs. Compliance with Order 888 has been virtually universal. FERC has also mandated that utilities with open access transmission tariffs provide interconnection service to generators as a separate component of transmission service.

    The FERC is also encouraging the voluntary restructuring of transmission operations through the use of independent system operators and regional transmission groups. Such entities may create efficiencies for traditional utilities and may eliminate the assessment of multiple rates (i.e., parcel rates) to wheel power through a region.

   Environmental Regulations - United States

      The following discussion includes forward-looking statements relating to environmental protection compliance measures and the possible future impact on us of increasingly stringent environmental regulations. This information reflects current estimates that we periodically evaluate and revise. Our estimates are subject to a number of assumptions and uncertainties, including future Federal and state energy and environmental policy, other changing laws and regulations, the ultimate outcome of complex factual investigations, changes in emission control technology, and selection of compliance alternatives.

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

     We expect that environmental regulations will continue to become more stringent as environmental legislation previously passed is implemented, new laws are enacted and existing regulations are re-evaluated. Accordingly, we plan to continue a strong emphasis on implementation of environmental controls and procedures to minimize the environmental impact of energy generation at our facilities.

     Clean Air Act and the 1990 Amendments. In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "1990 Amendments") that affect existing facilities - including facilities exempt from regulation under the Clean Air Act of 1970 - as well as new project development. All of the facilities we operate are currently in compliance with federal performance standards mandated for such facilities under the Clean Air Act and the 1990 Amendments.

     The 1990 Amendments create a marketable commodity called a sulfur dioxide ("SO2") "allowance." All non-exempt facilities over 25 megawatts that emit SO2 including independent power plants, must obtain allowances in order to operate after 2000. Each allowance gives the owner the right to emit one ton of SO2. The 1990 Amendments exempt from the SO2 allowance provisions all independent power projects that were operating, under construction or with power sales agreements or letters of intent as of November 15, 1990, as well as facilities outside the contiguous 48 states. As a result, most of the facilities we operate are exempt. The non-exempt facilities we operate have determined their need for allowances and have accounted for these requirements in their operating budgets and financial forecasts. Most of the facilities we have developed in recent years and expect to develop in the future rely on natural gas technology. The additional costs of obtaining the number of allowances needed for our future projects should not materially affect our ability to develop new projects.

     The 1990 Amendments also contain other provisions that could affect our projects. Provisions dealing with geographical areas the EPA has designated as being in "nonattainment" with national ambient air quality standards require that each new or expanded source of air pollutants in nonattainment areas must obtain emissions reductions from existing sources that more than offset the emissions from the new or expanded source. While the "offset" requirements may hamper new project development in certain geographical areas, development of new projects has continued, and management expects will likely continue, particularly as markets for "offsets" develop.

     The 1990 Amendments also provide an extensive new operating permit program for existing sources called the Title V permitting program. Because all of the facilities we operate were permitted under the Prevention of Significant Deterioration New Source Review Process, the permitting impact to Holdings under the 1990 Amendments at those facilities is expected to be minimal. The costs of applying for and maintaining operating air permits are not anticipated to be significant.

     The 1990 Amendments also regulate certain hazardous air pollutant ("HAP") emissions. Although the HAP provisions of the 1990 Amendments exclude electric steam generating facilities, they direct the EPA to prepare a study on HAP emissions from power plants. The EPA has conducted agreed studies and is expected to regulate mercury emissions from power plants on or before December 15, 2004. If it is determined that mercury emissions from power plants should be regulated, the use of "maximum achievable control technology" could be required, which could require additional control equipment on some or all of our facilities.

     The EPA continues to conduct an industry-wide investigation of coal-fired electric power generators to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to the facilities over the years. The EPA's focus is on whether any of the changes made were subject to new source review or new performance standards, and whether best available control technology was or should have been used. Holdings has not received any notices of violation from the EPA relating to any of its facilities as a result of this industry-wide investigation. The Portsmouth Plant has received and responded to a Section 114 Request from EPA Region III to "provide information reasonably required for the purpose of determining whether that person is in violation of, among other things, any requirements of the State Implementation Plan (SIP), New Source Performance Standards (NSPS) and Review of New Sources and modifications
(NSR)." The EPA conducted its site visit to the Portsmouth Plant on March 7, 2001. Management believes that Holdings would have a meritorious defense to any action brought by the EPA relating to any of its facilities.

     EPA Initiatives. In July 1997, the EPA promulgated more restrictive ambient air quality standards for ozone and for particulate matter. These new standards were affirmed by the Supreme Court in February 2001 and when finally promulgated by the EPA will likely increase the number of nonattainment areas for both ozone and particulate matter. If our facilities are in these new nonattainment areas, further emission reduction requirements, which states will be required to adopt, could require us to install additional control technology for oxides of nitrogen ("NOx") emissions and other ozone precursors.

     In October 1998, the EPA issued a final rule addressing the regional transport of ground-level ozone across state boundaries to the eastern United States through NOx emissions reduction. The rule focuses on such reductions in the eastern United States, requiring 22 states and the District of Columbia to submit revised "state implementation plans" (SIPs) by September 1999 and have NOx emission controls in place by May 2003 (the " NOx SIP call"). In March 2000, a federal appeals court upheld the NOx SIP call rule. In March 2001, the Supreme Court declined to hear an appeal of this ruling.

     In a related action, the EPA in December 1999 granted petitions of four northeastern states seeking to reduce transport of ozone across state boundaries by requiring reductions in NOx emissions from sources in 30 states and the District of Columbia. As a result, 392 facilities, including those operated by our project subsidiaries in North Carolina and Virginia, will have to reduce NOx emissions or take other steps to meet these NOx emission reduction requirements. These facilities must implement controls or use emission allowances to achieve required NOx emission reductions by May 2003.

     We are evaluating the NOx emission reductions that these EPA initiatives and state regulations will require us to meet. We expect we will need to install additional or new control equipment and continuous emissions monitoring equipment at several of the facilities operated by our project subsidiaries in North Carolina and Virginia. The costs of the additional equipment should not be material to the operations of these facilities. In addition to installing new control equipment, we may need, or decide to purchase NOx "allowances".

     The 1990 Amendments expand the enforcement authority of the federal government by increasing the range of civil and criminal penalties for violations of the Clean Air Act, enhancing administrative civil penalties, and adding a citizen suit provision. These enforcement provisions also include enhanced monitoring, recordkeeping and reporting requirements for existing and new facilities. On February 13, 1997, the EPA issued a regulation providing for the use of "any credible evidence or information" in lieu of, or in addition to, the test methods prescribed by regulation to determine the compliance status of permitted sources of air pollution. This rule may effectively make emission limits previously established for many air pollution sources, including the Facilities, more stringent.

     The Kyoto Protocol. In 1998, the Kyoto Protocol regarding greenhouse gas emissions and global warming was signed by the U.S., committing to reductions in greenhouse gas emissions of at least 7% below 1990 levels to be achieved by 2008
- - 2012. The U.S. Senate must ratify the agreement for the protocol to take effect. In March 2001, the EPA announced that the United States would not be implementing the Kyoto Protocol in its present form. Future initiatives on this issue and the effects on Holdings are unknown at this time.

     Clean Water Act. Our facilities are subject to a variety of state and federal regulations governing existing and potential water/wastewater and stormwater discharges from the facilities. Generally, federal regulations promulgated through the Clean Water Act govern overall water/wastewater and stormwater discharges through National Pollutant Discharge Elimination System permits. Under current provisions of the Clean Water Act, existing permits must be renewed every five years, at which time permit limits are under extensive review and can be modified to account for more stringent regulations. In addition, the permits have re-opener clauses that can be used to modify a permit at anytime, and the states are required to establish total maximum daily load limits for water bodies that are impaired. Several of the facilities we operate have either recently gone through permit renewal or will be renewed within the next few years. Based upon recent renewals, we do not anticipate significantly more stringent monitoring or treatment requirements for any of the facilities we operate. We believe that the plants we operate are in material compliance with applicable discharge requirements under the Clean Water Act.

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

     Comprehensive Environmental Response, Compensation, and Liability Act. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorized the EPA to take any necessary response action at Superfund sites, including ordering potentially responsible parties ("PRPs") liable for the release to take action or pay for such actions by others. PRPs are broadly defined under CERCLA to include past and present owners and operators of sites, as well as generators of wastes sent to a site. At present, we are not subject to liability for any Superfund matters and take measures to assure that CERCLA will not apply to properties we own or lease. However, we do generate certain wastes in the operation of our plants, including small amounts of hazardous wastes, and send certain wastes to third-party waste disposal sites. As a result, there can be no assurance that we will not incur liability under CERCLA in the future.

     Resource Conservation and Recovery Act ("RCRA "). RCRA regulates the generation, treatment, storage, handling, transportation and disposal of hazardous wastes. We are exempt from the solid waste requirements under RCRA regarding coal combustion by-products. We are classified as a conditionally exempt small quantity generator of hazardous wastes at all of our facilities. We will continue to monitor regulations under this rule and will strive to maintain the exempt status.


EMPLOYEES

         At December 31, 2000, we employed 422 people, none of whom is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         In addition to our properties listed and described in the section entitled "Business--Facilities in Operation," we lease office space in Wilmington, Delaware. The lease has an initial term expiring in September 2001 with automatic one-year renewals thereafter.

         We also lease office space in Prince George, Virginia.

         We believe that our facilities and properties have been satisfactorily maintained, are in good condition, and are suitable for our operations.

ITEM 3.  LEGAL PROCEEDINGS

  Claims and Litigation

         One of our indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, we will ultimately bear as a result of these claims. However, our management believes - based on its knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date - that the ultimate resolution of these claims should not have a material adverse effect on our consolidated financial position or results of operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

        (a) Market Information--There is no established market for our common stock, which is closely held.

        (b) Principal Shareholders--All of the issued and outstanding shares of common stock of Holdings are beneficially owned by Cogentrix Energy.

        (c) Dividends--Our project subsidiaries and project affiliates have generated sufficient cash flow for the years ended December 31, 2000, 1999 and 1998 to service their debt and allow us to pay $153,071,000, $141,873,000 and $97,604,000, respectively, in dividends to Cogentrix Energy.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain selected consolidated financial data as of and for the five years ended December 31, 2000, which should be read in conjunction with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of and for each of the four years in the period ended December 31, 2000 set forth below has been derived from our audited consolidated financial statements. The information for the year ended December 31, 1996 has been derived from our unaudited consolidated financial statements. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position and consolidated results of operations for these periods. The unaudited consolidated results of operations are not necessarily indicative of the consolidated results of operations for any other period or for any year as a whole.

                                                                  YEARS ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------
                                           2000            1999            1998            1997            1996
                                        ---------       ---------       ---------       ---------       ---------
                                                                                                        (UNAUDITED)
                                                                   (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Total operating revenues                $ 535,122       $ 452,434       $ 409,693       $ 347,903       $ 388,364
Operating expenses:
   Operating costs                        283,461         222,730         210,590         210,580         239,572
   General and administrative                 786           1,502             515           2,005           4,667
   Depreciation and amortization           48,238          41,583          40,988          40,429          36,801
   Loss on impairment and cost
       of removal of cogeneration
       facilities                              --              --              --              --          65,628
                                        ---------       ---------       ---------       ---------       ---------

         Total operating expenses         332,485         265,815         252,093         253,014         346,668
                                        ---------       ---------       ---------       ---------       ---------
Operating income                          202,637         186,619         157,600          94,889          41,696
Other income (expense):
   Interest expense                       (72,846)        (63,255)        (61,802)        (44,849)        (49,340)
   Other, net                             (10,837)         (2,229)         (5,738)          3,378          (2,984)
                                        ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes
      and extraordinary loss              118,954         121,135          90,060          53,418         (10,628)
Benefit (provision) for income
       taxes                              (45,581)        (48,829)        (35,844)        (20,031)          3,804
                                        ---------       ---------       ---------       ---------       ---------
Income (loss) before
       extraordinary loss                  73,373          72,306          54,216          33,387          (6,824)
Extraordinary loss on early
       extinguishment of debt, net             --              --            (743)         (1,502)           (703)
                                        ---------       ---------       ---------       ---------       ---------
Net income (loss)                       $  73,373       $  72,306       $  53,473       $  31,885       $  (7,527)
                                        =========       =========       =========       =========       =========


                                                            AS OF DECEMBER 31,
                                --------------------------------------------------------------------------
                                   2000            1999            1998            1997            1996
                                ----------      ----------      ----------      ----------      ----------
BALANCE SHEET DATA:
Total assets                    $2,129,912      $1,629,566      $1,516,943      $  846,963      $  853,926
Project financing debt (1)       1,241,188         945,383         877,653         567,705         620,886
Total shareholders' equity         452,368         390,415         373,034         118,894         152,270

(1) Project financing debt with respect to each of our facilities is "substantially non-recourse" to Holdings and its other project subsidiaries. For a discussion of the term "non-recourse," see "Business--Project Agreements, Financing and Operating Arrangements for Our Operating Facilities--Project Financing" herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to discussing and analyzing our recent historical financial results and condition, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes statements concerning certain trends and other forward-looking information affecting or relating to Holdings which are intended to qualify for the protections afforded "Forward-Looking Statements" under the Private Securities Litigation Reform Act of 1995, Public Law 104-67. The forward-looking statements made herein and elsewhere in this Form 10-K are inherently subject to risks and uncertainties which could cause the actual results to differ materially from the forward-looking statements. See cautionary statements appearing under the Business section above and elsewhere in this Form 10-K for a discussion of the important factors affecting the realization of those results.

TRENDS AFFECTING OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Termination of Five of our Power Sales Agreements

         The power sales agreements at two of our project subsidiaries terminated in the year ended December 31, 2000. The power sales agreements at three of our other project subsidiaries will terminate in years 2001 through 2002 and the power sales agreements at two of our other project subsidiaries provide for a significant reduction in fixed payments received under such agreements after 2002. Accordingly, revenues recognized by us under these power sales agreements have and will be eliminated or significantly reduced. Our management believes, however, that our remaining project subsidiaries and project affiliates will generate sufficient cash flow to allow them to pay management fees and dividends to Holdings periodically in sufficient amounts to allow Holdings to pay dividends to Cogentrix Energy and to meet its other obligations.

  Legislative Proposals to Restructure the Electric Generating Industry

         The domestic electric generating industry is currently going through a period of significant change as many states are implementing or considering regulatory initiatives designed to increase competition. We cannot predict the final form or timing of the proposed restructurings and the impact, if any, that such restructurings would have on our existing business or consolidated results of operations. Because these restructuring proposals have generally included a grandfathering provision for contracts entered into prior to repeal of existing legislation, we believe that any such restructuring would not have a material adverse effect on our power sales agreements. Accordingly, we believe that our existing business and results of consolidated operations would not be materially adversely affected, although there can be no assurance in this regard.

  Acquisitions, Development and Other Changes in our Portfolio of Generating Plants

         Our growth has substantially increased our electric production capability. The acquisition of ownership interests in the Cottage Grove and Whitewater facilities in March 1998, whose power sales agreements are accounted for as "sales-type" capital leases, has resulted in the recognition of lease and service revenues, as well as cost of services under "sales-type" leases. The acquisition of ownership interests in twelve electric generating facilities has significantly impacted the amount of income recognized from unconsolidated power projects. These acquisitions were financed with debt and as a result, have impacted the interest expense reported in our results of operations. Our facilities under construction will not have a significant impact on our results of operations until they begin commercial operations, at which time, we will experience an increase in operating revenues, operating expenses and interest expense.

RESULTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------------------------
                                                2000                             1999                            1998
                                     -------------------------        -------------------------        -------------------------
Total operating revenues             $535,122             100%        $452,434             100%        $409,693             100%
Operating expenses                    283,461              53          222,730              49          210,590              51
General and administrative
                                          786              --            1,502              --              515              --
Depreciation and amortization          48,238               9           41,583               9           40,988              10
                                     --------                         --------                         --------
Operating income                     $202,637              38%        $186,619              41%        $157,600              38%
                                     ========                         ========                         ========

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Operating Revenues

         Total operating revenues increased 18.3% to $535.1 million for the year ended December 31, 2000 as compared to $452.4 million for the year ended December 31, 1999 as a result of the following:

     (0) Electric revenue increased approximately $38.6 million as a result of the initial recognition of electric revenue generated from the Batesville facility, which commenced commercial operation in August 2000 (see Significant Events below), and an increase in megawatt hours sold to the purchasing utilities at most of our electric generating facilities. The increase in electric revenue was partially offset by a decrease in electric revenue at three of our facilities as the result of the termination or sale of their power purchase agreements during 2000.

     (0) Service revenue increased approximately $19.4 million as a result of an increase in the variable energy rate charged to the purchasing utilities at our Cottage Grove and Whitewater facilities. The increase in the variable energy rate was a direct result of an overall increase in natural gas prices during the year. The increase in service revenue was partially offset by a decrease in megawatt hours sold to the purchasing utility at these facilities.

     (0) Income from unconsolidated investments in power projects increased approximately $18.5 million primarily as a result of increased megawatt hours sold to the purchasing utility at the Logan and Northampton facilities. The increase was also a result of recognizing a full year's income in 2000 on our 50% interest in the Indiantown facility. To a lesser extent, the increase was a result of a reduction of major overhaul expenses at four project affiliates.

     Operating Expenses

         Total operating expenses increased 27.3% to $283.5 million for the year ended December 31, 2000 as compared to $222.7 million for the year ended December 31, 1999 as a result of the following:

     (0) Fuel expense increased approximately $32.7 million as a result of an increase in megawatt hours sold to the purchasing utilities at most of our project subsidiaries. The increase was partially offset by a decrease in fuel expense at our Ringgold facility as a result of the sale of the power purchase agreement.

     (0) Operations and maintenance costs increased $10.8 million primarily as a result of the commencement of commercial operations at the Batesville facility in August 2000. To a lesser extent, the increase was also a result of planned maintenance costs incurred at several of our electric generating facilities during 2000.

     (0) Cost of services increased $17.2 million as a result of an increase in fuel costs at our Cottage Grove and Whitewater facilities. The increase in fuel costs resulted from an overall increase in natural gas prices during the year.

     (0) Depreciation and amortization increased approximately $6.7 million primarily from the commencement of commercial operations of the Batesville facility.

    Interest Expense

         Interest expense increased 15.0% to $72.8 million for the year ended December 31, 2000 as compared to $63.3 million for the year ended December 31, 1999. The increase in interest expense is primarily related to incremental interest expense from the inclusion of long-term debt from the Batesville facility which began commercial operations in August 2000 and additional borrowings of approximately $25.2 million at our Richmond facility in June 2000. The increase in interest expense was offset by a reduction in interest expense at several of our project subsidiaries due to scheduled repayments and retirements of outstanding project financing debt.

     Other Expense, Net

         Other expense, net, increased primarily as a result of a charge to reduce the carrying value of a note receivable to its estimated net realizable value, as a result of uncertainties with respect to collectibility.


YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Operating Revenues

         Total operating revenues increased 10.4% to $452.4 million for the year ended December 31, 1999 as compared to $409.7 million for the year ended December 31, 1998 as a result of the following:

    (0) Lease and service revenue increased $19.4 million as a result of recognizing a full year's income from the power sales agreements for the Cottage Grove and Whitewater facilities, interests we acquired in March 1998.

     (0) Income from unconsolidated investments in power projects increased $19.0 million as a result of recognizing a full year's income from interests in 12 electric generating facilities we acquired in October 1998. The increase was also impacted by the purchase of an additional 40% interest in the Indiantown facility during 1999.

     Operating Expenses

         Total operating expenses increased 5.7% to $222.7 million for the year ended December 31, 1999 as compared to $210.6 million for the year ended December 31, 1998 as a result of the following:

     (0) Cost of services increased $10.2 million as a result of recognizing a full year's expenses from the power sales agreements for the Cottage Grove and Whitewater facilities, interests we acquired in March 1998.

     (0) Fuel expense increased $3.4 million as a result of an overall increase in megawatt hours sold to the purchasing utilities at our project subsidiaries, the amortization of our fuel litigation settlement with a coal supplier and an increase in fuel sold to third parties at the Cottage Grove and Whitewater facilities.

     (0) The increase in total operating expenses was partially offset by a $4.6 million decrease in operation and maintenance expenses due to routine maintenance expenses incurred at several of our facilities during the year ended December 31, 1998.

     Interest Expense

         Interest expense increased 2.4% to $63.3 million for the year ended December 31, 1999 as compared to $61.8 million for the year ended December 31, 1998. Our average long-term debt increased to $908.9 million for the year ended December 31, 1999 as compared to average long-term debt of $866.6 million for the year ended December 31, 1998. The increases in interest expense and weighted average debt outstanding were related to the inclusion of the project debt of the Cottage Grove and Whitewater facilities acquired in March 1998 and borrowings incurred during the year under revolving credit facilities at some project subsidiaries related to acquisitions made during the year. The increase in average long-term debt outstanding was also impacted, to a lesser extent, by an outstanding construction loan of approximately $70 million in December 1999, for the project under construction in Jenks, Oklahoma.

     Minority Interest

         The increase in minority interest in income for the year ended December 31, 1999, as compared to the year ended December 31, 1998, related to the inclusion of a full twelve months of operations for the Cottage Grove and Whitewater facilities in the year ended December 31, 1999, as compared to only nine months in the year ended December 31, 1998, and the settlement of the construction contract on the Whitewater and Cottage Grove facilities.

LIQUIDITY AND CAPITAL RESOURCES

     Consolidated Information

         The primary components of cash flows from operations for the year ended December 31, 2000, were as follows (dollars in millions):

   (0)   Net income                                                     $73.4
   (0)   Depreciation and amortization                                   48.2
   (0)   Deferred income taxes                                           34.9
   (0)   Equity in net income of unconsolidated affiliates,
           net of dividends                                              (9.0)

Total cash flows from operations of $189.0, proceeds from borrowings of $436.5, capital contributions from Parent of $141.7 and funds released from escrow of $16.3 were used primarily to (dollars in millions):

   (0)   Purchase property, plant and equipment and
            construction in progress                                   $361.3
   (0)   Invest in unconsolidated subsidiaries                            1.7
   (0)   Repay project financing borrowings                             140.6
   (0)   Pay deferred financing costs                                    11.6
   (0)   Pay dividends to Parent                                        153.1

         Holdings has guaranteed all of Cogentrix Energy's existing and future senior unsecured debt for borrowed money. This guarantee was given to the lenders under Cogentrix Energy's corporate credit facility and terminates, unless extended, in October 2003. At December 31, 2000, Cogentrix Energy had $455.0 million of senior notes due 2004 and 2008 and had no borrowings outstanding under the corporate credit facility

         As of December 31, 2000, we had long-term debt (including the current portion thereof) of approximately $1.2 billion. All such indebtedness is project financing debt, the majority of which is non-recourse to Holdings. The project financing debt generally requires the extensions of credit to be repaid solely from the project's revenues and provide that the repayment of the extensions of credit (and interest thereon) is secured solely by the physical assets, agreements, cash flow and, in certain cases, the capital stock of or the partnership interest in that project subsidiary. Future annual maturities of long-term debt range from $30.0 million to $124.7 million in the five-year period ending December 31, 2005. We believe that our project subsidiaries and project affiliates will generate sufficient cash flow to pay all required debt service on their project financing debt and to allow them to pay management fees, dividends or distributions to Holdings periodically in sufficient amounts to allow Holdings to meet its other obligations including paying dividends to Cogentrix Energy.

         The ability of our project subsidiaries and project affiliates to pay dividends, distributions and management fees periodically to Holdings or Cogentrix Energy is subject to certain limitations in our respective financing documents. Such limitations generally require that: (1) debt service payments be current, (2) debt service coverage ratios be met, (3) all debt service and other reserve accounts be funded at required levels and (4) there be no default or event of default under the relevant financing documents. There are also additional limitations that are adapted to the particular characteristics of each project subsidiary and project affiliate.

     Credit Facilities

         Two of our wholly-owned subsidiaries, Cogentrix Eastern America, Inc. and Cogentrix Mid-America, Inc. ("Mid-America"), formed to hold interests in electric generating facilities acquired in 1999 and 1998, maintain credit agreements with banks to provide for $67.5 million and $25.0 million of revolving credit, respectively. Both credit facilities provide for credit in the form of direct advances, and the Mid-America facility provides for issuances of letters of credit. Including the credit facilities described above, and the revolving credit facility at one of our project subsidiaries, we maintain revolving credit that is non-recourse to Holdings, with aggregate commitments of $135.3 million. As of December 31, 2000, we had approximately $33.5 million available under these facilities. The aggregate commitments on these facilities will decrease to $105.4 million by December 31, 2001.

     Facilities Under Construction

         We currently have three "greenfield" electric generating facilities under construction. The construction of each facility is being funded under each project subsidiary's separate financing agreements and equity contribution commitments by Cogentrix Energy and/or our partners. The equity contribution commitments for the Rathdrum and Jenks facilities are supported by letters of credit provided under Cogentrix Energy's corporate credit facility. The equity commitments will be contributed upon the earliest to occur of (1) an event of default under the project subsidiary's financing agreements, (2) the incurrence of construction costs after all project financing has been expended, or (3) the mandatory equity contribution date. Summarized information regarding each of the facilities under construction follows (dollars in millions):

                                                         OUACHITA,         RATHDRUM,           JENKS,
                                                       LOUISIANA(A)          IDAHO            OKLAHOMA
                                                       ------------        ----------       -------------
    OWNERSHIP PERCENTAGE                                    50%               51%               100%
    FINANCIAL CLOSE DATE                                August 2000        March 2000       December 1999
    PROJECT FUNDING:
       Total Project Financing Commitment                   $460.0            $126.0            $350.0
       Total Project Equity Commitment                        61.6              32.7              48.7
                                                            ------            ------            ------
                                                            $521.6            $158.7            $398.7
                                                            ======            ======            ======
    HOLDINGS EQUITY COMMITMENT:
       Total Commitment                                     $  5.3            $ 16.7            $ 48.7
       Contributions through December 31, 2000                   -                 -                 -
                                                            ------            ------            ------
       Remaining Commitment                                 $  5.3            $ 16.7            $ 48.7
                                                            ======            ======            ======
       Mandatory Equity Contribution Date                June 2002       December 2002        June 2002

(a)      See additional discussion under Other Significant Events

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

     Other Significant Events

         On September 1, 2000, we received approximately $18.0 million related to the utility customer's buy back of our Ringgold, Pennsylvania facility's power purchase agreement. A portion of the proceeds was used to retire the entire amount of the Ringgold facility's outstanding debt. In conjunction with this buyback, we discontinued operation of the facility.

         During January 2001, our wholly-owned subsidiary sold a 50% membership interest in our Ouachita Parish, Louisiana facility currently under construction. In exchange, we received $48.3 million in cash and were relieved of our original equity commitment up to approximately $56.3 million that was previously supported by a letter of credit under Cogentrix Energy's corporate credit facility. We will continue to own 50% of this facility and we will operate the facility upon commercial operations.

         During March 2001, we sold our 51.37% interest in the Batesville facility to NRG Energy, Inc. for $64.0 million in cash. In connection with the sale, we also assigned our responsibility for the operation and maintenance of the Batesville facility from us to NRG Energy, Inc.

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

         Most of our facilities currently under construction have tolling arrangements in place to minimize the impact of fluctuating fuel prices. Under these tolling arrangements, each customer is typically obligated to supply and pay for fuel necessary to generate the electrical output expected to be dispatched by the customer.

         Changes in interest rates could have a significant impact on our results of operations because they affect the cost of capital needed to construct projects as well as interest expense of existing project financing debt. As with fuel price escalation risk, we attempt to hedge against the risk of fluctuations in interest rates by arranging either fixed-rate financing or variable-rate financing with interest rate swaps or caps on a portion of our indebtedness.

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

         The table below contains information on the interest rate sensitivity of our debt portfolio. This table presents principal cash flows and related weighted average interest rates by expected maturity dates for all of our debt obligations as of December 31, 2000. This table does not reflect scheduled future interest rate adjustments. The weighted average interest rates disclosed in the table are calculated based on interest rates as of December 31, 2000. Future interest rates are likely to vary from those disclosed in the table.

                                                             EXPECTED MATURITY DATE
                              ----------------------------------------------------------------------------------------
                               2001         2002         2003          2004         2005        THEREAFTER    TOTAL
                              -------      -------      -------       -------     -------       ----------  ----------
                                                             (DOLLARS IN THOUSANDS)
LONG-TERM DEBT
   Fixed Rate                 $15,064      $70,229      $12,472       $14,934     $19,724        $380,734  $  513,157
      Weighted average
         interest rate          7.59%        7.72%        7.42%         7.40%       7.40%           7.80%

   Variable Rate              $34,419      $54,480      $17,503       $20,776     $22,626        $558,869     708,673
                                                                                                           ----------
      Weighted average
         interest rate          7.68%        7.68%        7.68%         7.68%       7.68%           7.92%
                                                                                                           $1,221,830
                                                                                                           ==========

         The following tables contain information regarding interest rate swap and interest rate cap agreements entered into by some of our project subsidiaries to manage interest rate risk on their variable-rate project financing debt. The notional amounts of debt covered by these agreements as of December 31, 2000, was $125,967,981. These agreements effectively changed the interest rate, including applicable margins, on the portion of debt covered by the notional amounts from a weighted average variable rate of 7.88% to a weighted average effective rate of 7.28% at December 31, 2000.

            FIXED RATE PAY/VARIABLE RATE RECEIVE INTEREST RATE SWAPS

       HEDGED
      NOTIONAL            EFFECTIVE           MATURITY           FIXED RATE        VARIABLE RATE       FAIR MARKET
        AMOUNT              DATE               DATE                 PAY              RECEIVE (1)          VALUE
       --------             -----              -----               ------           ------------       ----------
      $34,000,000          2/12/98            12/31/02              5.688%             6.680%          $  75,265
       58,639,000          4/28/00             1/31/06              6.078              6.885            (395,637)
        2,328,981          1/15/98             3/07/01              5.585              6.680               6,355
                                                                                                       ----------
                                                                                                       $(314,017)
                                                                                                       ==========

                               INTEREST RATE CAPS

       HEDGED
      NOTIONAL            EFFECTIVE           MATURITY            MAXIMUM             ACTUAL           FAIR MARKET
        AMOUNT              DATE               DATE            INTEREST RATE       INTEREST RATE(1)       VALUE
      --------            ---------           --------         -------------       ----------------    -----------
      $31,000,000          7/31/00             7/31/02              9.00%               6.88%              $478
                                                                                                           ====

(1) The "variable rate receive" and "actual interest rate" are based on the interest rates in effect as of December 31, 2000. Interest rates in the future are likely to vary from those disclosed in the tables above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX

                                                                                    PAGE
                                                                                    ----
Report of Independent Public Accountants.......................................       33

Consolidated Financial Statements:
   Consolidated Balance Sheets at December 31, 2000 and 1999...................       34

   Consolidated Statements of Income For the Years Ended December 31, 2000,
      1999 and 1998............................................................       35

   Consolidated Statements of Changes in Shareholders' Equity For the Years
      Ended December 31, 2000, 1999 and 1998...................................       36

   Consolidated Statements of Cash Flows For the Years Ended
      December 31, 2000, 1999 and 1998.........................................       37

Notes to Consolidated Financial Statements.....................................       38

Financial Statement Schedules:
Schedule I - Condensed Financial Information of the Registrant.................       54


Schedules other than those listed above have been omitted, since they are not required, are not applicable or are unnecessary due to the presentation of the required information in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO COGENTRIX DELAWARE HOLDINGS, INC.:

         We have audited the accompanying consolidated balance sheets of Cogentrix Delaware Holdings, Inc. (a Delaware corporation) and subsidiary companies as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cogentrix Delaware Holdings, Inc. and subsidiary companies as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


                                                     ARTHUR ANDERSEN LLP



Charlotte, North Carolina, March 9, 2001 (except with respect to the matter discussed in the second paragraph of Note 14 as to which the date is March 30, 2001).

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (dollars in thousands)

                                     ASSETS                                    2000                  1999
                                                                           -----------           -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                $   100,506           $    44,709
  Restricted cash                                                                4,469                20,812
  Accounts receivable                                                           66,399                60,669
  Inventories                                                                   15,050                20,137
  Net assets held for sale                                                      52,258                    --
  Other current assets                                                           2,289                 1,079
                                                                           -----------           -----------
    Total current assets                                                       240,971               147,406
NET INVESTMENT IN LEASES                                                       499,774               500,195
PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation of $297,789 and $259,710, respectively              398,144               435,681
LAND AND IMPROVEMENTS                                                            7,053                 5,757
CONSTRUCTION IN PROGRESS                                                       483,927                50,555
DEFERRED FINANCING COSTS, net of
    accumulated amortization of $18,687 and $16,904, respectively               34,483                33,225
INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                       346,794               325,504
PROJECT DEVELOPMENT COSTS                                                        2,326                 1,763
NOTE RECEIVABLE FROM PARENT                                                     82,822                76,410
OTHER ASSETS                                                                    33,618                53,070
                                                                           -----------           -----------
                                                                           $ 2,129,912           $ 1,629,566
                                                                           ===========           ===========
                      LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                        $    49,483           $    90,114
  Accounts payable                                                              45,996                34,105
  Payable to Parent                                                             63,466                10,365
  Other accrued liabilities                                                     83,806                34,242
                                                                           -----------           -----------
    Total current liabilities                                                  242,751               168,826
LONG-TERM DEBT                                                               1,191,705               855,269
DEFERRED INCOME TAXES                                                          164,128               129,193
MINORITY INTEREST                                                               74,365                70,563
OTHER LONG-TERM LIABILITIES                                                      4,595                15,300
                                                                           -----------           -----------
                                                                             1,677,544             1,239,151
                                                                           -----------           -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER'S EQUITY:
  Common stock, no par value, 1000 shares authorized,
  issued and outstanding;                                                            1                     1
  Additional paid-in capital from Parent                                       752,117               610,458
  Accumulated other comprehensive loss                                          (1,152)               (1,144)
  Accumulated deficit                                                         (298,598)             (218,900)
                                                                           -----------           -----------
                                                                               452,368               390,415
                                                                           -----------           -----------
                                                                           $ 2,129,912           $ 1,629,566
                                                                           ===========           ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

          COGENTRIX OF DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
   (dollars in thousands, except share and earnings per common share amounts)

                                                                       2000                1999                1998
                                                                    ---------           ---------           ---------

OPERATING REVENUES:
  Electric                                                          $ 332,751           $ 294,185           $ 293,083
  Steam                                                                28,671              25,236              25,043
  Lease                                                                44,759              44,697              34,715
  Service                                                              63,238              43,888              34,470
  Income from unconsolidated investment in power projects,
    net of premium amortization                                        43,987              25,464               6,474
  Other                                                                21,716              18,964              15,908
                                                                    ---------           ---------           ---------
                                                                      535,122             452,434             409,693
                                                                    ---------           ---------           ---------
OPERATING EXPENSES:
  Fuel expense                                                        114,540              81,835              78,420
  Cost of service                                                      64,462              47,226              37,018
  Operations and maintenance                                          104,459              93,669              95,152
  General and administrative                                              786               1,502                 515
  Depreciation and amortization                                        48,238              41,583              40,988
                                                                    ---------           ---------           ---------
                                                                      332,485             265,815             252,093
                                                                    ---------           ---------           ---------
OPERATING INCOME                                                      202,637             186,619             157,600

OTHER INCOME (EXPENSE):
  Interest expense                                                    (72,846)            (63,255)            (61,802)
  Investment and other income                                           1,741              12,523               9,687
  Equity in net loss of affiliates, net                                    --                  --              (2,967)
                                                                    ---------           ---------           ---------

INCOME BEFORE MINORITY INTEREST IN INCOME,
  INCOME TAXES AND EXTRAORDINARY LOSS                                 131,532             135,887             102,518

MINORITY INTEREST IN INCOME                                           (12,578)            (14,752)            (12,458)
                                                                    ---------           ---------           ---------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY LOSS                                             118,954             121,135              90,060

PROVISION FOR INCOME TAXES                                            (45,581)            (48,829)            (35,844)
                                                                    ---------           ---------           ---------

INCOME BEFORE EXTRAORDINARY LOSS                                       73,373              72,306              54,216

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, NET OF INCOME TAX BENEFIT
  AND MINORITY INTEREST                                                    --                  --                (743)
                                                                    ---------           ---------           ---------

NET INCOME                                                          $  73,373           $  72,306           $  53,473
                                                                    =========           =========           =========

EARNINGS PER COMMON SHARE:
  Income before extraordinary loss                                  $  73,373           $  72,306           $  54,216
  Extraordinary loss                                                       --                  --                (743)
                                                                    ---------           ---------           ---------
                                                                    $  73,373           $  72,306           $  53,473
                                                                    =========           =========           =========
WEIGHT AVERAGE COMMON SHARES OUTSTANDING                                1,000               1,000               1,000
                                                                    =========           =========           =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           COGENTRIX DELAWARE HOLDINGS, INC. AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)

                                                  ADDITIONAL                                         ACCUMULATED
                                                   PAID-IN                                             OTHER
                                    COMMON         CAPITAL         COMPREHENSIVE    ACCUMULATED     COMPREHENSIVE
                                     STOCK       FROM PARENT           INCOME         DEFICIT       INCOME (LOSS)        TOTAL
                                   ----------    -----------       -------------    -----------     -------------     -----------

BALANCE, December 31, 1997           $     1        $224,069                          $(105,202)       $     26        $118,894

Comprehensive income
  Net income                                                             53,473          53,473
  Other comprehensive income,
     net of tax:
     Realized gains included
       in net income                                                        (26)                            (26)
     Unrealized holding losses
        during year                                                         (15)                            (15)
                                                                      ---------
        Comprehensive income:                                         $  53,432                                          53,432
                                                                      =========
Capital contributions                      -         298,312                                  -               -         298,312
Dividends paid to
  Cogentrix Energy, Inc.                   -               -                            (97,604)              -         (97,604)
                                     -------         -------                           ---------        -------        --------

BALANCE, December 31, 1998                 1         522,381                           (149,333)            (15)        373,034

Comprehensive income
   Net income                                                            72,306          72,306
   Other comprehensive income,
      net of tax:
      Unrealized holding losses
        during year                                                      (1,144)                         (1,144)
      Realized gains included in
         net income                                                          15                              15
                                                                      ---------
          Comprehensive income                                        $  71,177                                          71,177
                                                                      =========
Capital contributions                      -          88,077                                  -               -          88,077
Dividends paid to
   Cogentrix Energy, Inc.                  -               -                           (141,873)              -        (141,873)
                                     -------         -------                           ---------        -------        --------

BALANCE, December 31, 1999                 1         610,458                           (218,900)         (1,144)        390,415

Comprehensive income
   Net income                                                            73,373          73,373
   Other comprehensive income,
     net of tax:
      Unrealized holding losses
         during year                                                         (8)                             (8)
                                                                      ---------
          Comprehensive income                                        $  73,365                                          73,365
                                                                      =========
Capital contributions                      -         141,659                                  -               -         141,659
Dividends paid to
   Cogentrix Energy, Inc.                  -               -                           (153,071)              -        (153,071)
                                     -------         -------                           ---------        -------        --------

BALANCE, December 31, 2000           $     1        $752,117                          $(298,598)       $ (1,152)       $452,368
                                     =======        ========                          ==========       =========       ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        COGENTRIX DELAWARE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)

                                                                             2000              1999              1998
                                                                          ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  73,373         $  72,306         $  53,473
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                            42,450            41,583            40,988
    Deferred income taxes                                                    34,943            38,496            11,083
    Extraordinary loss on early extinguishment of debt                           --                --             2,145
    Minority interest in income of joint venture, net of dividends            3,781             8,461           (14,494)
    Equity in net income of unconsolidated affiliates                       (40,001)          (22,998)           (3,738)
    Dividends received from unconsolidated affiliates                        31,037            26,647            13,669
    Minimum lease payments received                                          45,180            43,116            31,500
    Amortization of unearned lease income                                   (44,759)          (44,697)          (33,473)
    Decrease (increase) in accounts receivable                               (5,730)            3,968            (6,805)
    Decrease (increase) in inventories                                        5,087               117            (1,029)
    Increase in accounts payable                                             11,891             6,339               209
    Increase (decrease) in accrued liabilities                               41,699           (25,377)            4,294
    Decrease (increase) in other, net                                        (9,915)           (4,627)            8,260
                                                                          ---------         ---------         ---------
          Net cash flows provided by operating activities                   189,036           143,334           106,082
                                                                          ---------         ---------         ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment additions                                  (3,117)           (3,754)           (5,176)
    Construction in progress and project development costs                 (358,148)          (59,321)               --
    Investments in unconsolidated affiliates                                 (1,675)          (76,827)         (180,292)
    Net additional investment in net assets held for sale                   (53,271)              782               231
    Acquisition of facilities, net of cash acquired                              --                --          (155,324)
    Decrease in marketable securities                                            --                --            42,118
    Decrease in restricted cash                                              16,343            12,441            27,771
                                                                          ---------         ---------         ---------
             Net cash used in investing activities                         (399,868)         (126,679)         (270,672)
                                                                          ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of notes payable and long-term debt                            436,542           191,339           100,400
    Repayments of notes payable and long-term debt                         (140,455)         (122,255)         (143,812)
    Increase in note receivable from Parent, net                             (6,412)          (19,062)          (21,239)
    Capital contribution from Parent                                        141,659            88,077           298,312
    Increase in deferred financing costs                                    (11,634)           (1,199)           (1,645)
    Common stock dividends paid to Parent                                  (153,071)         (141,873)          (97,604)
                                                                          ---------         ---------         ---------
              Net cash flows provided by (used in)
                 financing activities                                       266,629            (4,973)          134,412
                                                                          ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                     55,797            11,682           (30,178)

CASH AND CASH EQUIVALENTS, beginning of year                                 44,709            33,027            63,205
                                                                          ---------         ---------         ---------

CASH AND CASH EQUIVALENTS, end of year                                    $ 100,506         $  44,709         $  33,027
                                                                          =========         =========         =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.
                                       37

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

         Holdings is a wholly-owned subsidiary of Cogentrix Energy, Inc. (the "Parent") and has guaranteed all of the Parent's existing and future senior unsecured debt for borrowed money (the "Guarantee"). This Guarantee was given to the lenders under the Parent's corporate credit facility and terminates, unless the term of the credit agreement is extended, when the credit agreement for the corporate credit facility terminates in 2003. As of December 31, 2000, the Parent had $455 million of senior notes outstanding due 2004 and 2008 and had no borrowings outstanding under the corporate credit facility. The Guarantee provides that the terms of the Guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Holdings and the agent bank for the lenders under the credit agreement. The Guarantee is not incorporated in the indenture under which the Parent issued its outstanding senior notes due 2004 and 2008.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In March 1998, Holdings filed a registration statement to register the Guarantee under the Securities Act of 1933. As a result, Holdings is required by
Section 15(d) of the Securities Exchange Act of 1934 to file with the Commission periodic reports required to be filed pursuant to Section 13 of the Exchange Act in respect of a security registered pursuant to Section 12 of the Exchange Act. The duty to file such reports shall be automatically suspended as to any fiscal year, other than the current fiscal year, if, at the beginning of such fiscal year, the securities of each class enjoying the benefit of the Guarantee are held of record by less than three hundred persons. There are currently fewer than three hundred holders of record of the outstanding 2004 and 2008 Notes, and Holdings expects that its duty to file periodic reports under the Exchange Act will be automatically suspended as of the beginning of the fiscal year ending December 31, 2001.

         Principles of Consolidation and Basis of Presentation - The accompanying consolidated financial statements include the accounts of Holdings and its subsidiary companies. Wholly-owned and majority owned subsidiaries, including a 50% owned joint venture in which the Company has effective control through majority representation on the board of directors of the managing general partner, are consolidated. Less-than-majority-owned subsidiaries are accounted for using the equity method. Investments in unconsolidated affiliates in which the Company has less than a 20% interest and does not exercise significant influence over operating and financial policies are accounted for under the cost method. All material intercompany transactions and balances among Holdings, its subsidiary companies and its consolidated joint ventures have been eliminated in the accompanying consolidated financial statements.

         Cash and Cash Equivalents - Cash and cash equivalents include bank deposits, commercial paper, government securities and certificates of deposit that mature within three months of their purchase. Amounts in debt service accounts which might otherwise be considered cash equivalents are treated as current restricted cash.

         Inventories - Coal inventories consist of the contract purchase price of coal and all transportation costs incurred to deliver the coal to each Facility. Gas inventories represent the cost of natural gas purchased as fuel reserves that are forecasted to be consumed during the next fiscal year. Spare parts inventories consist of major equipment and recurring maintenance supplies required to be maintained in order to facilitate routine maintenance activities and minimize unscheduled maintenance outages. As of December 31, 2000 and 1999, fuel and spare parts inventories are comprised of the following (dollars in thousands):

                         DECEMBER 31,
                   -----------------------
                    2000            1999
                   -------        -------

Coal               $ 5,152        $ 8,469
Natural gas          1,687          2,875
Fuel oil               917            655
Spare parts          7,294          8,138
                   -------        -------
                   $15,050        $20,137
                   =======        =======

         Coal inventories at certain Facilities are recorded at last-in, first-out ("LIFO") cost, with the remaining Facilities' coal inventories recorded at first-in, first-out ("FIFO") cost. The cost of coal inventories recorded on a LIFO basis was approximately $181,000 and $374,000 less than the cost of these inventories on a FIFO basis as of December 31, 2000 and 1999, respectively. Spare parts inventories are recorded at average cost.

         Property, Plant and Equipment - Property, plant and equipment is recorded at actual cost. Substantially all property, plant and equipment consists of cogeneration facilities which are depreciated on a straight-line basis over their estimated useful lives (ranging from 15 to 30 years). Other property and equipment is depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from 3 to 10 years). Maintenance and repairs are charged to expense as incurred. Emergency and rotatable spare parts inventories are included in plant and are depreciated over the useful life of the related components.

         Construction in Progress - Construction progress payments, engineering costs, insurance costs, wages, interest and other costs relating to construction in progress are capitalized. Construction in progress balances are transferred to property, plant and equipment when the assets are ready for their intended use. Interest is capitalized on projects during the development and construction period. For the years ended December 31, 2000 and 1999, the Company capitalized $18,321,000 and $262,000, respectively, of interest in connection with the development and construction of power plants. There was no interest capitalized in 1998.

         Deferred Financing Costs - Financing costs, consisting primarily of commitment fees, legal and other direct costs incurred to obtain financing, are deferred and amortized over the expected financing term.

         Investments in Unconsolidated Affiliates - Investments in affiliates include investments in unconsolidated entities which own or derive revenues from power projects currently in operation and investments in unconsolidated development joint venture entities. The Company's share of income or loss from investments in operating power projects is included in operating revenue in the accompanying consolidated statements of income. The Company's share of income or loss from investments previously held in entities which own and operate greenhouses, is included in other income (expense) in the accompanying consolidated statements of income.

         Project Development Costs - The Company capitalizes project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a power plant. These costs include professional services, salaries, permits and other costs directly related to the development of a new project. These costs are generally transferred to construction in progress when financing is obtained, or expensed when the Company determines that a particular project will no longer be developed. Capitalized costs are amortized over the estimated useful life of the project.

         Revenue Recognition - Revenues from the sale of electricity and steam are recorded based upon output delivered and capacity provided at rates specified under contract terms. Significant portions of the Company's revenues have been derived from certain electric utility customers. Two customers accounted for 46% and 16% of revenues in the year ended December 31, 2000, 47% and 17% of revenues in the year ended December 31, 1999 and 50% and 19% of revenues in the year ended December 31, 1998.

         Interest Rate Protection Agreements - The Company enters into interest rate protection agreements with major financial institutions to fix or limit the volatility of interest rates on its long-term debt. The differential paid or received is recognized as an adjustment to interest expense. Any premiums associated with interest rate protection agreements are capitalized and amortized to interest expense over the effective term of the agreement. Unamortized premiums are included in other assets in the accompanying consolidated balance sheets.

         Income Taxes - Deferred income tax assets and liabilities are recognized for the estimated future income tax effects of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are also established for the estimated future effect of net operating loss and tax credit carryforwards when it is more likely than not that such assets will be realized. Deferred taxes are calculated based on provisions of the enacted tax law.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Start-Up Activities - Start-up activities, including initial activities related to opening a new facility, initiating a new process in an existing facility and activities related to organizing a new entity (commonly referred to as organization costs), are expensed as incurred.

         New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 133, as amended, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 requires the adoption of SFAS No. 133, as amended, to be effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001.

         The Company has identified all financial instruments that meet the definition of a derivative under SFAS No. 133, as amended. The Company has determined that certain interest rate protection agreements qualify for cash flow hedge treatment under SFAS No. 133. The Company identified various other financial instruments and contracts that did not meet the definition of a derivative under SFAS No. 133 or were excluded from the accounting treatment of SFAS No. 133 as a result of qualifying for the normal purchases and sales exception. The Company has determined that the adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

         Reclassifications - Certain amounts included in the accompanying consolidated financial statements for the fiscal year ended December 31, 1999 and 1998 have been reclassified from their original presentation to conform with the presentation for the year ended December 31, 2000.

3.       ACQUISITIONS

         LS Power Acquisition - In March 1998, the Company acquired from LS Power Corporation an approximate 74% ownership interest in two partnerships (the "LS Power Acquisition") which own and operate electric generating facilities located in Whitewater, Wisconsin (the "Whitewater Facility") and Cottage Grove, Minnesota (the "Cottage Grove Facility"). Each of the Cottage Grove and Whitewater facilities is a 245-megawatt, gas-fired, combined cycle cogeneration facility that sells capacity and energy under power sales contracts that expire in 2027 and 2022, respectively. Each of the power sales contracts has characteristics similar to a lease in that the agreement gives the purchasing utility the right to use specific property, plant and equipment. As such, each of the power sales contracts is accounted for as a "sales-type" capital lease in accordance with SFAS No. 13, "Accounting for Leases" (see Note 8).

         The aggregate purchase price, including acquisition costs, for the LS Power Acquisition was approximately $158.0 million and was funded with a portion of the net proceeds of the Parent's 2008 senior notes issued in 1998 (see Note
10) and corporate cash balances. The LS Power Acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based on their fair market values at the date of consummation. An adjustment in the amount of $22.2 million was recorded to reflect the Company's portion of the excess of the fair value of the Partnerships' fixed rate debt over its historical carrying value. This fair value adjustment, or debt premium, will be amortized to income over the life of the debt acquired using the effective interest method. The historical book values of the remaining assets and liabilities approximated their fair values at the date of consummation. The excess of the purchase price over the fair value of the net assets acquired was approximately $27.7 million. This excess is included in other assets on the accompanying balance sheets as of December 31, 2000 and 1999, and is being amortized on a straight line basis over the lives of the power purchase agreements for the two facilities. The accompanying consolidated statement of income for the year ended December 31, 1998 includes the results of operations of the acquired facilities since the acquisition date.

         Batesville Acquisition - In August 1998, the Company acquired an approximate 52% interest in an 837-megawatt, gas-fired electric generating facility (the "Batesville Facility") that was under construction in Batesville, Mississippi (the "Batesville Acquisition"). During 2000, the Company made an equity contribution to the project subsidiary of $54.0 million, which represented the original consideration for the Batesville Acquisition. The Batesville Facility commenced commercial operation in August 2000 and sells electricity under two separate power purchase agreements with an investment-grade utility and a power marketer that have initial terms of 13 and 16 years, respectively.

         The Batesville acquisition was originally accounted for under the equity method of accounting, as the Company originally deemed its approximate 52% interest to be temporary. As of December 31, 1999, the Company reassessed its ownership, and determined that it would maintain an approximate 51% interest in the project. As such, the Company consolidated the Batesville Facility in the accompanying consolidated financial statements beginning on December 31, 1999. The accompanying consolidated statements of income for the years ended December 31, 1999 and 1998 recognized earnings from the Batesville facility under the equity method of accounting. Subsequent to December 31, 2000, the Company sold its entire interest in the Batesville facility (see Notes 6 and 14).

         Bechtel Asset Acquisitions - In October 1998, the Company acquired from Bechtel Generating Company, Inc. ("BGCI") ownership interests in 12 electric generating facilities, comprising a net equity interest of approximately 365 megawatts, and one interstate natural gas pipeline in the United States (the "BGCI Acquisition"). The aggregate acquisition price, including acquisition costs, was approximately $189.7 million. The Company utilized a portion of the net proceeds from the 1998 issuance of the Parent's 2008 senior notes to fund the BGCI Acquisition (see Note 10).

         The BGCI Acquisition resulted in the recognition of a net purchase premium of approximately $66.5 million. The purchase premiums and discounts related to the BGCI Acquisition are being amortized over the remaining lives of the facilities or over the remaining terms of the power purchase agreements. The Company uses the equity method of accounting to account for its ownership interests in nine of these facilities and uses the cost method of accounting for its ownership interests in the other three facilities (see Note 4).

         During 1999, the Company purchased an additional 40% ownership interest in the Indiantown facility, one of the twelve electric generating facilities included in the BGCI Acquisition. The aggregate purchase price was approximately $76.6 million and was acquired in a three-phase transaction. The purchase resulted in a premium of approximately $38.0 million and is being amortized over the remaining term of the power purchase agreement. The Company currently has a 50% interest in the Indiantown facility and the investment is accounted for using the equity method of accounting.

         During 2000, the Company purchased additional 1% interests in the Logan and Northampton facilities, two of the twelve electric generating facilities included in the BGCI Acquisition. The Company paid approximately $1.7 million for these additional interests. The Company will continue to account for its 50% interest in the Logan and Northampton facilities using the equity method.

         The following unaudited pro forma consolidated results for the Company for the years ended December 31, 1999 and 1998 give effect to the LS Power Acquisition and the BGCI Acquisitions as if these transactions had occurred on January 1, 1999 and January 1, 1998, respectively (dollars in thousands, except per share amount).

                                          PRO FORMA FOR THE
                                       YEAR ENDED DECEMBER 31,
                                  ----------------------------------
                                       1999               1998
                                  ----------------    --------------

           Revenues                  $457,762            $454,566
           Net Income                  73,130              54,222
           Earnings per Share          73,130              54,222


4.       INVESTMENTS IN UNCONSOLIDATED POWER PROJECTS

  Birchwood Power Partners, L.P.

         The Company owns a 50% interest in Birchwood Power Partners, L.P. ("Birchwood Power"), a partnership which owns a 220-megawatt, coal-fired cogeneration facility (the "Birchwood Facility") which sells electricity to a utility and provides thermal energy to a 36-acre greenhouse under long-term contracts. The Birchwood Facility is operated by a subsidiary of The Southern Company under a long-term operations and maintenance agreement. The Company has 50% representation on Birchwood Power's management committee, which must approve all material transactions of Birchwood Power. The Company is accounting for its investment in Birchwood Power under the equity method. The Company's share of net income of Birchwood Power is recorded net of the amortization of the $36.4 million premium paid to purchase the Company's 50% share interest in Birchwood Power. This premium is being amortized on a straight-line basis over the estimated useful life of the Birchwood Facility. The Company recognized approximately $5,297,000, $3,509,000 and $3,714,000 in income from unconsolidated investments in power projects, net of premium amortization, in the accompanying consolidated statements of income for the years ended December 31, 2000, 1999 and 1998, respectively, related to its investment in Birchwood Power. The following table presents summarized financial information for Birchwood Power for the dates indicated (dollars in thousands):

                                     DECEMBER 31,
                              ------------------------
                                2000            1999
                              --------        --------
BALANCE SHEET DATA:
Current assets                $ 50,793        $ 48,805
Noncurrent assets              324,201         333,318
                              --------        --------
  Total assets                $374,994        $382,123
                              ========        ========

Current liabilities           $ 11,823        $  9,882
Noncurrent liabilities         316,543         323,598
Partners' capital               46,628          48,643
                              --------        --------
                              $374,994        $382,123
                              ========        ========


                                    FOR THE YEAR ENDED DECEMBER 31,
                        --------------------------------------------------------
                            2000                 1999                 1998
                        ---------------     ----------------    ----------------
INCOME STATEMENT DATA:
  Operating revenues        $83,472               $75,582            $71,908
  Operating income           40,864                36,399             36,863
  Net income                 13,873                 9,740              9,747

  BGCI Assets

         The Company recognized approximately $38,690,000, $21,954,000 and $2,760,000 in income from unconsolidated investments in power projects in the accompanying consolidated statements of income for the years ended December 31, 2000 and 1999 and for the period from October 20, 1998 to December 31, 1998, respectively, related to its investment in the BGCI assets. Approximately $34,704,000, $19,488,000 and $2,760,000 of these respective amounts relates to the nine power projects accounted for under the equity method. The following table presents the Company's ownership interests at December 31, 2000 in the BGCI assets that are accounted for under the equity method:

                                                               NET EQUITY
                                               PERCENT          INTEREST
                              PLANT           OWNERSHIP         IN PLANT
PROJECT                     MEGAWATTS          INTEREST         MEGAWATTS
- -------                     ---------         ---------        ----------
Indiantown                     380               50.0%            190.0
Logan                          218               50.0             109.0
Northampton                    110               50.0              55.0
Cedar Bay                      260               16.0              41.6
Carneys Point                  262               10.0              26.2
Scrubgrass                      85               20.0              17.0
Gilberton                       82               19.6              16.1
Panther Creek                   83               12.2              10.1
Morgantown                      62               15.0               9.3

         The following table presents summarized combined financial data of the above BGCI projects accounted for under the equity method for the dates indicated (dollars in thousands):

                                         DECEMBER 31,
                                ----------------------------
                                    2000              1999
                                ----------        ----------

BALANCE SHEET DATA:
  Current assets                $  167,679        $  157,396
  Noncurrent assets              2,909,379         2,988,277
                                ----------        ----------
    Total assets                $3,077,058        $3,145,673
                                ==========        ==========

  Current liabilities           $  242,770        $  205,667
  Noncurrent liabilities         2,394,207         2,523,826
  Partners' capital                440,081           416,180
                                ----------        ----------
                                $3,077,058        $3,145,673
                                ==========        ==========

                                     FOR THE YEAR ENDED DECEMBER 31,            FOR THE PERIOD
                                  --------------------------------------     OCTOBER 20, 1998 TO
                                        2000                 1999           DECEMBER 31, 1998
                                  -----------------    -----------------    -----------------------
INCOME STATEMENT DATA:
  Operating revenues                    $706,002           $624,010                 $96,622
  Operating income                       325,303            258,581                  51,948
  Net income                              95,568             56,818                  15,071


5.       INVESTMENTS IN OTHER UNCONSOLIDATED AFFILIATES

         The Company entered into an agreement to make investments in partnerships which develop, construct and operate greenhouses which produce tomatoes. Through December 1998, the Company owned a 50% interest in four limited partnerships which had a combined 107 acres of production capacity in operation. While the Company owned this interest in the greenhouse partnerships, the Company accounted for its investment in these partnerships under the equity method, and recognized approximately $2,967,000 in equity in net loss of affiliates in the accompanying consolidated statements of income for the year ended December 31, 1998. In December 1998, the Company sold its 50% interest in the partnerships to EcoScience Corporation ("EcoScience"). In return for its 50% interest, the Company received 1,000,000 shares of common stock of EcoScience and a note receivable. As of December 31, 2000, the Company's note receivable from EcoScience totaled approximately $15,487,000. The Company has established an allowance for credit losses related to the entire balance of the EcoScience note receivable.

6.       NET ASSETS HELD FOR SALE

     During 2000, management formalized plans to dispose of its interest in the Batesville facility. The assets and liabilities of this facility are included in net assets held for sale and are summarized as follows:

                                                                  December 31,
                                                         ---------------------------
                                                           2000               1999
                                                         ---------         ---------
Cash and cash equivalents                                $   7,083         $     205
Restricted cash                                             28,578            53,286
Other current assets                                         8,627             1,154
Property and equipment, net                                333,567           296,509
Deferred financing charges, net                              9,849            10,099
Other long-term assets                                       8,483                --
Current liabilities                                        (17,929)          (36,266)
Long-term debt                                            (326,000)         (326,000)
                                                         ---------         ---------
     Total net assets (liabilities) held for sale        $  52,258         $  (1,013)
                                                         =========         =========


     Subsequent to December 31, 2000, the Company sold the Batesville facility (see Note 14) and the net assets held for sale are recorded in current assets in the accompanying consolidated balance sheet at December 31, 2000. These net liabilities held for sale at December 31, 1999 are included in other accrued liabilities in the accompanying consolidated balance sheet.

7.       LONG-TERM DEBT

         The following long-term debt was outstanding as of December 31, 2000 and 1999, respectively (dollars in thousands):

                                                                                     DECEMBER 31,
                                                                           -------------------------------
                                                                               2000                1999
                                                                           -----------         -----------

   HOPEWELL FACILITY:
       Note payable to banks                                               $    34,000         $    51,000
   PORTSMOUTH FACILITY:
       Revolving credit facility with banks                                     20,889              41,649
   ROCKY MOUNT FACILITY:
       Note payable to financial institution                                   116,291             120,182
   RICHMOND FACILITY:
       Notes payable and tax-exempt bonds                                      181,193             171,848
   COTTAGE GROVE AND WHITEWATER FACILITIES:
       Bonds payable, due 2010 and 2016, including unamortized fair market value adjustment related to purchase of facilities of
       $19,359 and $20,386                                                     349,037             352,386
   JENKS FACILITY:
       Note payable to banks                                                   226,389              70,531
   RATHDRUM FACILITY:
      Notes payable to banks and financial institutions                         91,585                  --
   OUACHITA FACILITY:
      Notes payable to banks                                                   154,618                  --
   RINGGOLD FACILITY:
       Note payable to banks                                                        --              10,995
   ELIZABETHTOWN, LUMBERTON AND KENANSVILLE FACILITIES:
       Notes payable to banks                                                       --               6,824
   ROXBORO AND SOUTHPORT FACILITIES:
       Note payable to banks                                                        --              52,608
   CEA CREDIT FACILITY                                                          66,400              66,400
   OTHER                                                                           786                 960
                                                                           -----------         -----------

Total long-term debt                                                         1,241,188             945,383
Less:  Current portion                                                         (49,483)            (90,114)
                                                                           -----------         -----------
Long-term portion                                                          $ 1,191,705         $   855,269
                                                                           ===========         ===========

         Information related to each of these borrowings is as follows:

     HOPEWELL FACILITY:

         The Hopewell Facility's project debt agreement was amended in February 1998 resulting in an extension of the final maturity of the note payable by six months to December 31, 2002. The amended terms of the loan agreement increased outstanding borrowings by $34.6 million, the proceeds of which (net of transaction costs) were paid as a distribution to the partners in that project. The amended note payable accrues interest at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of 1.00% (7.68% at December 31, 2000). The amended note payable also provides for a $5.0 million letter of credit to secure the project's obligation to pay debt service. The Parent has indemnified the lenders of the note payable for any cash deficits the Hopewell Facility could experience as a result of incurring certain costs, subject to a cap of $10.6 million.

         An extraordinary loss of $2,432,000 was recorded in the first quarter of 1998 related to the write-off of unamortized deferred financing costs from the original project debt and a swap termination fee on an interest rate swap agreement hedging the original project debt. The Company's share of this extraordinary loss of approximately $743,000, net of a tax benefit of approximately $473,000 and minority interest of $1,216,000, is shown in the accompanying consolidated statements of income.

     PORTSMOUTH FACILITY:

         The Portsmouth Facility's project debt consists of a credit facility with a bank with available borrowings up to $42,840,000. As of December 31, 2000, the balance outstanding under the credit facility was approximately $20,889,000. The banks' outstanding credit commitment under the loan agreement is reduced quarterly through December 2002. Interest on the revolving credit facility accrues at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus an additional margin of 1.0% (7.68% at December 31, 2000) and is payable the earlier of the applicable LIBOR term or quarterly. The loan agreement also provides for a $6.0 million letter of credit to secure the project's obligations to pay debt service. Cogentrix Energy has indemnified the lenders of the senior credit facility for any cash deficits the Portsmouth Facility could experience as a result of incurring certain costs, subject to a cap of $30.0 million. As of December 31, 1999, the credit facility also included a term loan. The entire balance of the term loan was repaid during 2000.

     ROCKY MOUNT FACILITY:

         The note payable to financial institution consists of a $116,291,000 senior loan which accrues interest at a fixed annual rate of 7.58%. Payment of principal and interest is due quarterly through December 2013.

     RICHMOND FACILITY:

         The Richmond Facility's project debt includes $133,193,000 of notes payable and $48,000,000 tax-exempt industrial development bonds (the "Bonds"). The notes payable and Bonds are part of a credit facility with a syndicate of banks that was amended during June 2000. The amended terms of the credit facility increased outstanding borrowings by $25,181,000 and extended the final maturity of the notes payable by five months to December 31, 2007. Interest on the notes payable accrues at an annual rate equal to the applicable LIBOR rate, as chosen by the Company, plus 1.13% through June 2003, 1.25% through June 2007, and 1.38% thereafter. Principal payments on the notes payable are due quarterly with interest payable the earlier of maturity of the applicable LIBOR term or quarterly through December 2007.

         The Bonds have been issued to support the purchase of certain pollution control and solid waste disposal equipment for the Facility. Principal and interest payments on the Bonds are supported by an irrevocable, direct-pay letter of credit provided under the Loan Agreement. The amended credit facility extended the irrevocable, direct-pay letter of credit of the Bonds through March 2010. The annual interest rate is the yield on the Bonds plus a 1.25% to 1.50% per annum fee (7.76% at December 31, 2000).

     COTTAGE GROVE AND WHITEWATER FACILITIES:

         The project debt, excluding the fair market value adjustment, of the Cottage Grove and Whitewater Facilities consist of the following senior secured bonds as of December 31, 2000 (dollars in thousands):

        7.19% Senior Secured Bonds due June 30, 2010                  $103,229
        8.08% Senior Secured Bonds due December 30, 2016               226,449
                                                                      --------
                                                                      $329,678
                                                                      ========

         Interest and principal is payable on these bonds semi-annually on June 30 and December 30 of each year. Principal payments commenced on June 30, 2000 for the 2010 Bonds and will commence on December 30, 2010 for the 2016 Bonds.

         In December 1998, Cogentrix Mid-America, Inc., a wholly-owned subsidiary, which holds the Company's interest in the Cottage Grove and Whitewater Facilities, entered into a credit agreement with a bank to provide for a $25.0 million revolving credit facility available in a form of the issuance of letters of credit to support the debt reserve requirements for the 2010 and 2016 Bonds which vary from $12.9 million to $28.1 million over the term of the bonds. The credit agreement also provides for direct advances up to the amount of any excess of the $25.0 million commitment over the then debt service reserve requirement. As of December 31, 2000, letters of credit totaling $14.5 million were issued and outstanding under the credit agreement.

     JENKS FACILITY:

         The loan agreement for the Jenks facility consists of a note payable with available borrowings up to $350.0 million. Proceeds of the borrowings ($226,389,000 as of December 31, 2000) are being used to construct an 800-megawatt, combined cycle, natural gas-fired generating facility. Construction on the facility began in December 1999. The loan will convert to a term loan, due December 2006, upon commencement of commercial operations. The loan agreement provides for interest to accrue at an annual rate equal to the applicable LIBOR rate, as chosen by the Company plus 1.25% to 1.50% per annum (7.90% at December 31, 2000). The loan facility also provides for an $8.0 million letter of credit to secure the project's obligation to pay debt service and a $28.5 million letter of credit to secure the facility's obligations under its conversion services agreement.

         In accordance with the terms of the project financing agreements, the Company is committed to provide an equity contribution to the project subsidiary of approximately $48.7 million upon the earliest to occur of (a) an event of default under the project subsidiary's loan agreement, (b) the incurrence of construction costs after the loan has been expended or (c) June 24, 2002. This equity contribution commitment is supported by a letter of credit, which is provided under the Parent's corporate credit facility.

     RATHDRUM FACILITY:

         The loan agreement for the Rathdrum facility consists of a credit agreement with a bank, as agent for a group of lending banks, and a financial institution, which provides up to $126.0 million in borrowings and a $5.0 million debt service reserve letter of credit. Proceeds from the borrowings ($91,585,000 as of December 31, 2000) are being used to construct an approximate 270-megawatt, combined-cycle, natural gas-fired generating facility located in Rathdrum, Idaho (the "Rathdrum Facility"). Construction on the facility began in March 2000. The credit agreement provides borrowings up to $49.0 million from the financial institution and $77.0 million from the banks. The financial institution loans accrue interest at 8.56% per annum and have a term equal to the construction period plus 25 years and the bank loans accrue interest at the applicable LIBOR rate plus an applicable margin ranging from 1.25% to 2.25% (7.89% at December 31, 2000) and will have a term equal to the construction period plus periods up to 18 years.

         In accordance with the terms of the project financing agreements, the Company has committed to provide an equity contribution to the project subsidiary of approximately $16.7 million upon the earliest to occur of (a) an event of default under the project subsidiary's loan agreement, (b) the incurrence of construction costs after the loans have been expended, or (c) October 1, 2002. This equity contribution commitment is supported by a letter of credit, which is provided under the Parent's corporate credit facility.

     OUACHITA FACILITY

         The construction loan agreement for the Ouachita facility consists of a credit agreement with a bank, as agent for several banks and other financial institutions, which provides up to $460.0 million in borrowings, a credit support letter of credit in the maximum amount of $30.0 million, and a $10.0 million debt service reserve letter of credit. The proceeds of the borrowing ($154,618,000 as of December 31, 2000) are being used to construct an approximate 816-megawatt, combined-cycle, natural gas-fired electric generating facility located near the city of Sterlington, Louisiana (the "Ouachita Facility"). Construction on the facility began in August 2000. The borrowings under the credit agreement accrue interest per annum at an annual rate equal to the applicable LIBOR rate plus 1.25% during the construction period. The construction loans convert to term loans on the earliest to occur of (a) the commencement of commercial operations, or (b) June 1, 2002. The term loans accrue interest per annum at an annual rate equal to the applicable LIBOR rate plus 1.30% to 1.63%. The term loans mature 5 years after the commencement of commercial operations.

         The Company had committed to provide an equity contribution to the project subsidiary of approximately $61.6 million which was supported by a letter of credit provided under the Parent's corporate credit facility.

     Subsequent to December 31, 2000, the Company sold a 50% interest in the Ouachita Facility for approximately $48.3 million and was relieved of its commitment to provide all but $5.3 million of the original equity commitment (see Note 15).

     RINGGOLD FACILITY:

         The Company retired the entire amount of the Ringgold facility's outstanding debt with a portion of the proceeds received from the sale of the Ringgold facility's power purchase agreement during September 2000. The sale was the result of a request for proposals from the utility to buy-back or restructure power sales agreements issued to all major operating independent power producers in Pennsylvania Electric Company's territory in April 1997. The Ringgold facility received approximately $18.0 million as consideration for this sale and recorded other operating income of approximately $1.3 million, net of transaction costs, related to this termination.

     ROXBORO AND SOUTHPORT FACILITIES:

         The project debt agreement for the Roxboro and Southport facilities was repaid in full with a portion of the proceeds from the Parent's issuance of 2008 Senior Notes during September 2000(see Note 10).

     CEA CREDIT FACILITY:

         In September 1999, one of the Company's wholly-owned subsidiaries, Cogentrix Eastern America, Inc., formed to hold the Company's ownership interest for the BGCI Acquisitions, entered into a $75.0 million, three-year credit facility. The commitment under this facility was reduced to $67.5 million in September 2000 and will reduce to $60.0 million in September 2001. As of December 31, 2000, advances totaling $66.4 million were outstanding under this facility. The credit facility accrues interest at an annual rate equal to the applicable LIBOR plus 1.50%.

     INTEREST RATE PROTECTION AGREEMENTS:

         The Company has entered into interest rate cap and interest rate swap agreements (see Note 13) to manage its interest rate risk on its variable-rate project financing debt. The notional amounts of debt covered by these agreements as of December 31, 2000 and 1999 were approximately $125,968,000 and $263,279,000, respectively. The agreements effectively change the interest rate on the portion of debt covered by the notional amounts from a weighted average variable rate of 7.88% at December 31, 2000 to a weighted average effective rate of 7.28%. These agreements expire at various dates through July 2006.

         The project financing debt is substantially non-recourse to the Company (as parent). The project financing agreements of the Company's subsidiaries contain certain covenants which, among other things, place limitations on the payment of dividends, limit additional indebtedness, and restrict the sale of assets. The project financing agreements also require certain cash to be held with a trustee as security for future debt service payments. In addition, the Facilities, as well as the long-term contracts which support them, are pledged as collateral for the Company's obligations under the project financing agreements.

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

         Future maturities of long-term debt at December 31, 2000, excluding the unamortized fair market value adjustments are as follows (dollars in thousands):

                 YEAR ENDED
                 DECEMBER 31,
                 ------------
                 2001....................................  $   49,483
                 2002....................................     124,709
                 2003....................................      29,975
                 2004....................................      35,710
                 2005....................................      42,350
                 Thereafter..............................     939,603
                                                          -----------
                                                           $1,221,830
                                                          ===========

         Cash paid for interest on the Company's long-term debt amounted to $63,353,000, $61,032,000 and $66,899,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

8.       SALES TYPE CAPITAL LEASE

         The power purchase agreements acquired by the Company as a result of the LS Power Acquisition have characteristics similar to leases in that the agreements confer to the purchasing utility the right to use specific property, plant and equipment. At the commercial operations date, the partnerships accounted for the power purchase agreements as "sales-type" capital leases in accordance with SFAS No. 13, "Accounting for Leases".

         The components of the net investment in the leases are as follows (dollars in thousands):

                                           DECEMBER 31,
                                  -------------------------------
                                      2000               1999
                                  -----------         -----------

Gross Investment in Leases        $ 1,052,607         $ 1,097,787
Unearned Income on Leases            (552,833)           (597,592)
                                  -----------         -----------
Net Investment in Leases          $   499,774         $   500,195
                                  ===========         ===========

         Gross investment in leases represents total capacity payments receivable over the terms of the power purchase agreements, net of executory costs, which are considered minimum lease payments in accordance with SFAS No. 13.

         Estimated minimum lease payments over the remaining term of the power purchase agreements as of December 31, 2000 are as follows (dollars in thousands):

                     2001                        $ 45,187
                     2002                          47,253
                     2003                          49,052
                     2004                          50,957
                     2005                          51,326
                     Thereafter                   808,832
                                               ----------
                                               $1,052,607
                                               ==========

9.       INCOME TAXES

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

         Reconciliations between the federal statutory income tax rate and the Company's effective income tax rate are as follows:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                              2000          1999          1998
                                             ------        ------        ------

Federal statutory tax rate                     35.0%         35.0%         35.0%
State income taxes, net of loss
 carryforwards and federal tax impact           4.4           4.7           3.4
Other                                          (1.1)          0.6           1.4
                                             ------        ------        ------
Effective tax rate                             38.3%         40.3%         39.8%
                                             ======        ======        ======

         The net current and noncurrent components of deferred income taxes reflected in the accompanying consolidated balance sheets as of December 31, 2000 and 1999 are as follows (dollars in thousands):

                                                         DECEMBER 31,
                                                  ---------------------------
                                                     2000              1999
                                                  ---------         ---------

Net current deferred tax liability (asset)        $    (649)        $     788
Net noncurrent deferred tax liability               164,128           129,193
                                                  ---------         ---------
Net deferred tax liability                        $ 163,479         $ 129,981
                                                  =========         =========


10.      COMMITMENTS AND CONTINGENCIES

     Parent Debt Guaranteed by the Holdings -The Guarantee covers the following Parent's senior unsecured debt:

     SENIOR NOTES

         On March 15, 1994, the Parent issued $100 million of registered, unsecured 8.10% senior notes due 2004 (the "Senior Notes") in a public debt offering. The Senior Notes require annual sinking fund payments beginning in March 2001.

         On October 20, 1998, the Parent issues $220 million of registered, unsecured 8.75% senior notes due 2008 (the "2008 Notes"). On November 25, 1998, the Parent issued an additional $35 million of the 2008 Notes and in September 2000, the Parent issued an additional $100.0 million of its 2008 Notes.

     CORPORATE CREDIT FACILITY (SEE NOTE 14)

         The Parent's corporate credit facility provides up to $250.0 million of revolving credit through October 2003 in the form of direct advances or the issuance of letters of credit. As of December 31, 2000, the Parent has used this credit facility to issue approximately $183.8 million of letters of credit in connection with investments made in electric-generating plants, and four plants under construction.

         Long-Term Contracts - The Company has several long-term contractual commitments that comprise a significant portion of its financial obligations. These contractual commitments with original terms varying in length from 10 to 35 years are the basis for a major portion of the revenue and operating expenses recognized by the Company and provide for specific services to be provided at fixed or indexed prices. The major long-term contractual commitments are as follows:

                 (i) The Company is required to sell electricity generated by each Facility to the Electric Customers and the Electric Customers are required to purchase this electricity or make capacity payments at pre-established or annually escalating prices.

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

                 (iii) The Company is obligated to purchase and fuel suppliers are required to supply all of the fuel requirements of each Facility, except for those facilities where the Electric Customer is responsible for providing fuel. Fuel requirements include the quality and estimated quantity of fuel required to operate the applicable Facility. The price of fuel escalates annually for the term of each contract. In addition, the Company has transportation contracts with various entities to deliver the fuel to the applicable Facility. These contracts also provide for annual escalations throughout the term of the contracts.

         Effective September 1996, the Company amended the power sales agreements on its Kenansville, Roxboro and Southport Facilities. These amendments provide the purchasing utility additional rights related to the dispatch of the Facilities and eliminated the purchase options which the utility held related to the Roxboro and Southport Facilities.

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

         Under the terms of certain contracts with certain Electric Customers, the Company is obligated to pay up to $37,350,000 in aggregate liquidated damages to the respective electricity purchasers if the respective facility does not demonstrate certain operating and reliability standards. Banks have issued letters of credit, non-recourse to Cogentrix Energy, in favor of the Electric Customer which secure the Company's obligations to the Electric Customer under this provision of the contracts.

         Under certain power sales agreements, the Electric Customer is permitted to reduce future payments or recover certain payments previously made upon the occurrence of certain events, which include a state utility commission prohibiting the Electric Customer from recovering such payments made under such power sales agreement. However, in most cases, the Electric Customer is prohibited from reducing or recovering such payments prior to the maturity date of the original project financing debt.

         Guarantees - In connection with its substantially non-recourse project financings and certain other subsidiary contracts, the Company and its subsidiary, Cogentrix, Inc. have expressly undertaken certain limited obligations and commitments, most of which will only be effective or will be terminated upon the occurrence of future events. These obligations and commitments include guarantees by Cogentrix, Inc. of a certain subsidiary's obligation capped at $1.5 million and certain subsidiaries' performance under their contracts with one Electric Customer.

         Claims and Litigation - One of the Company's indirect, wholly-owned subsidiaries is party to certain product liability claims related to the sale of coal combustion by-products for use in various construction projects. Management cannot currently estimate the range of possible loss, if any, the Company will ultimately bear as a result of these claims. However, management believes--based on its knowledge of the facts and legal theories applicable to these claims, after consultations with various counsel retained to represent the subsidiary in the defense of such claims, and considering all claims resolved to date--that the ultimate resolution of these claims should not have a material adverse effect on its consolidated financial position or results of operations or on the Company's ability to generate sufficient cash flow to pay dividends and meet its other obligations.

         In addition to the litigation described above, the Company experiences other routine litigation in the normal course of business. The Company's management is of the opinion that none of this routine litigation will have a material adverse impact on its consolidated financial position or results of operations.

11.      FUNDS HELD BY TRUSTEES

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

         Funds held by the Trustees were approximately $58,278,000 and $118,494,000 at December 31, 2000 and 1999, respectively. Debt service account balances are reflected as restricted cash, whereas all other accounts are classified as cash and cash equivalents in the accompanying consolidated balance sheets.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISKS

         The Company invests its temporary cash balances in U.S. government obligations, corporate obligations and financial instruments of highly-rated financial institutions. A substantial portion of the Company's accounts receivable is from two major regulated electric utilities and the associated credit risks are limited.

         The carrying values reflected in the accompanying consolidated balance sheets at December 31, 2000 and 1999, approximate the fair values for cash and cash equivalents and variable-rate long-term debt. Investments in certificates of deposit and restricted investments are included in restricted cash and are reported at fair market value, which approximates cost, at December 31, 2000 and 1999. The fair value of the Company's fixed-rate borrowings at December 31, 2000 and 1999 is $20,685,000 higher and $17,989,000 higher than the historical carrying value of $513,160,000 and $778,181,000, respectively. In making such calculations, the Company utilized credit reviews, quoted market prices and discounted cash flow analyses, as appropriate.

         The Company is exposed to credit-related losses in the event of non-performance by counterparties to the Company's interest rate protection agreements (see Note 7). The Company does not obtain collateral or other security to support such agreements but continually monitors its positions with, and the credit quality of, the counterparties to such agreements. As of December 31, 2000 and 1999, the net unrealized gain (loss) on the interest rate protection agreements was approximately $(551,000) and $2,325,000, respectively.

13.      RELATED PARTY TRANSACTIONS

         The Company has had transactions in the normal course of business with various affiliate corporations including the Parent. The Company had notes receivable due from the Parent of $82,822,000 and $76,410,000 as of December 31, 2000 and 1999, respectively. These notes accrue interest at the prime rate, and principal and interest are due upon demand. The Company also had notes payable due to the Parent of $728,000 and $4,815,000 as of December 31, 2000 and 1999, respectively. These notes consist primarily of working capital loans which accrue interest at the prime rate. Principal and interest on these notes are due upon demand.

14.      SUBSEQUENT EVENTS

         On January 17, 2001, Ouachita Holdings, Inc. ("Ouachita Holdings"), a wholly-owned subsidiary of the Company and sole member of Ouachita Power, LLC ("Ouachita Power", the owner of the Ouachita Facility), sold a 50% membership interest in Ouachita Power to an indirect subsidiary of General Electric Capital Corporation. In exchange for the membership interest, Ouachita Holdings received $48.3 million in cash and was relieved of $56.3 million of its original equity contribution commitment to Ouachita Power. This equity commitment was previously supported by a letter of credit by the Parent under the Corporate Credit Facility. The Company will retain a 50% membership interest in Ouachita Power and will continue to manage and operate the facility. The Company expects to record a gain of approximately $21.0 million, net of transaction costs related to this sale.

         On March 30, 2001, the Company sold its interest in the Batesville facility to NRG Energy, Inc. In exchange, the Company received $64.0 million and assigned the operation and maintenance agreement to NRG Energy, Inc. The Company expects to record a gain of approximately $10.0 million, net of transaction costs related to this sale.

                                                                      SCHEDULE I
                        COGENTRIX DELAWARE HOLDINGS, INC.
                     CONDENSED BALANCE SHEETS OF REGISTRANT
                           DECEMBER 31, 2000 AND 1999
                             (dollars in thousands)


                                   ASSETS                        2000              1999
                                                              ---------         ---------

CURRENT ASSETS:
  Cash and cash equivalents                                   $  51,313         $     580
  Accounts receivable                                               899             8,473
                                                              ---------         ---------
       Total current assets                                      52,212             9,053
                                                              ---------         ---------

INVESTMENT IN SUBSIDIARIES (ON THE EQUITY METHOD)               154,206           151,303
                                                              ---------         ---------
OTHER ASSETS:
  Notes receivable from affiliates                              303,018           229,789
  Other                                                          21,913            23,842
                                                              ---------         ---------
     Total other assets                                         324,931           253,631
                                                              ---------         ---------
Total Assets                                                  $ 531,349         $ 413,987
                                                              =========         =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               49,594                --
                                                              ---------         ---------
    Total current liabilities                                    49,594                --
                                                              ---------         ---------
DEFERRED INCOME TAXES                                            29,387            23,572
                                                              ---------         ---------
    Total long-term liabilities                                  29,387            23,572
                                                              ---------         ---------
      Total liabilities                                          78,981            23,572
                                                              ---------         ---------

SHAREHOLDERS' EQUITY:
  Common stock                                                        1                 1
  Additional paid-in capital                                    752,117           610,458
  Accumulated comprehensive loss                                 (1,152)           (1,144)
  Accumulated deficit                                          (298,598)         (218,900)
                                                              ---------         ---------
       Total shareholders' equity                               452,368           390,415
                                                              ---------         ---------
Total liabilities and shareholders' equity                    $ 531,349         $ 413,987
                                                              =========         =========

The accompanying notes to condensed financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                      COGENTRIX OF DELAWARE HOLDINGS, INC.
                  CONDENSED STATEMENTS OF INCOME OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)

                                            2000             1999             1998
                                          --------         --------         --------

INCOME                                    $     --         $     --         $     --

OPERATING EXPENSES:
  General and administrative                    31               21               69
                                          --------         --------         --------

OPERATING LOSS                                 (31)             (21)             (69)
                                          --------         --------         --------

OTHER INCOME:
  Investment and other income               15,199           15,998           22,234
                                          --------         --------         --------
      Total other income                    15,199           15,998           22,234
                                          --------         --------         --------

INCOME BEFORE INCOME TAXES                  15,168           15,977           22,165

INCOME TAX PROVISION                        (5,814)          (6,199)          (9,056)

EQUITY IN EARNINGS OF SUBSIDIARIES          64,019           62,528           40,364
                                          --------         --------         --------

NET INCOME                                $ 73,373         $ 72,306         $ 53,473
                                          ========         ========         ========

The accompanying notes to condensed financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                        COGENTRIX DELAWARE HOLDINGS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)

                                                                             2000              1999              1998
                                                                          ---------         ---------         ---------

NET CASH FLOW PROVIDED BY
    OPERATING ACTIVITIES                                                  $ 199,394         $  81,198         $  53,632
                                                                          ---------         ---------         ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                                              (64,021)         (222,330)             (526)
                                                                          ---------         ---------         ---------
         Net cash used in investing activities                              (64,021)         (222,330)             (526)
                                                                          ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (repayment) from notes payable to affiliate, net                     --           182,971          (291,492)
   Contributed capital from Parent                                          141,659            88,077           298,312
   Decrease in notes receivable from affiliates                             (73,229)               --                --
   Dividends paid to Parent                                                (153,070)         (141,871)          (97,604)
                                                                          ---------         ---------         ---------
         Net cash flows provided by (used in) financing activities          (84,640)          129,177           (90,784)
                                                                          ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                         50,733           (11,955)          (37,678)

CASH AND CASH EQUIVALENTS, beginning of year                                    580            12,535            50,213
                                                                          ---------         ---------         ---------

CASH AND CASH EQUIVALENTS, end of year                                    $  51,313         $     580         $  12,535
                                                                          =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION - CASH DIVIDENDS RECEIVED                                  $ 125,137         $  69,891         $  58,798
                                                                          =========         =========         =========

The accompanying notes to condensed financial statements are an integral part of this schedule.

                                                                      SCHEDULE I

                        COGENTRIX DELAWARE HOLDINGS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT


1.  SIGNIFICANT ACCOUNTING POLICIES

         These condensed notes should be read in conjunction with the consolidated financial statements and accompanying notes.

         Accounting for Subsidiaries - Cogentrix Delaware Holdings, Inc. ("Holdings") has accounted for its investment in and earnings of its subsidiaries on the equity method in the condensed financial information.

         Income Taxes - The benefit for income taxes has been computed based on the Company's consolidated effective income tax rate.

2.  GUARANTEE OF PARENT DEBT

         Holdings has guaranteed all of the existing and future senior, unsecured outstanding indebtedness for borrowed money of Cogentrix Energy, Inc., the parent of Holdings. This guarantee, provided for in the credit agreement for the Parent's corporate credit facility, expires by its terms in 2003, unless the term of the credit agreement is extended. The agreement under which the guarantee was given provides that the terms or provisions of the guarantee may be waived, amended, supplemented or otherwise modified at any time and from time to time by Holdings and the agent bank for the lenders under the credit agreement. The Parent's senior, unsecured outstanding indebtedness is as follows:

     Senior Notes

         On March 15, 1994, Cogentrix Energy, Inc. issued $100 million of registered, unsecured 8.10% senior notes due 2004 (the "2004 Notes") in a public debt offering. The 2004 Notes require annual sinking fund payments beginning in March 2001.

         On October 20, 1998, Cogentrix Energy, Inc. issued $220 million of registered, unsecured 8.75% senior notes due 2008 (the "2008 Notes"). On November 25, 1998, the Company issued an additional $35 million of the 2008 Notes and in September 2000, Cogentrix Energy issued an additional $100.0 million of its 2008 Notes.

     Corporate Credit Facility

         The Parent's corporate credit facility provides up to $250.0 million of revolving credit through October 2003 in the form of direct advances or the issuance of letters of credit. As of December 31, 2000, the Parent has used this credit facility to issue approximately $183.8 million of letters of credit in connection with investments made in electric-generating plants, and four plants under construction.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of Holdings are as set forth below.

NAME                           AGE    POSITION
- ----                           ---    --------
Thomas F. Schwartz.........     39    President and Director
John W. O'Connor...........     32    Vice-President - Finance, and Director
David P. Fontello..........     51    Director

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


ITEM 11.  EXECUTIVE COMPENSATION

         None of the officers or directors of Cogentrix Delaware Holdings, Inc. has received or, it is anticipated, will receive compensation for his services with Holdings.


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

            4.6 Amendment No. 1 to the First Supplemental Indenture, dated as of November 25, 1998 between Cogentrix Energy, Inc. and First Union National Bank, as Trustee (4.6) (4)

            4.7 Amended and Restated Guarantee, dated as of October 29, 1998, made by Cogentrix Delaware Holdings, Inc. the Guarantor in favor of the Borrower Creditors (10.130)
                        (3)

            10.1 Third Amendment and Restatement of the Power Purchase and Operating Agreement, dated December 5, 1997, between Cogentrix Virginia Leasing Corporation and Virginia Electric and Power Company (Portsmouth Facility) (10.7(a)). (11)

            10.2 Power Purchase and Operating Agreement, dated as of January 24, 1989, between Cogentrix of Rocky Mount, Inc. and Virginia Electric and Power Company, doing business in North Carolina as North Carolina Power, as amended (Rocky Mount Facility) (10.8). (1)

            10.3 Power Purchase and Operating Agreement, dated as of January 24, 1989, between Cogentrix of Richmond, Inc. (formerly named Cogentrix of Petersburg, Inc.) and Virginia Electric and Power Company, as amended. (Richmond Facility, Unit I) (10.10). (1)

            10.4 Power Purchase and Operating Agreement, dated as of January 24, 1989, between WV Hydro, Inc. and Virginia Electric and Power Company, as amended (assigned to and assumed by Cogentrix of Richmond, Inc.) (Richmond Facility, Unit II) (10.11). (1)

            10.5 Steam Purchase Agreement, dated as of December 31, 1985, between Cogentrix Virginia Leasing Corporation and Hoechst-Celanese Corporation (successor to Virginia Chemicals Inc.) (Portsmouth Facility) (10.19). (*)(2)

            10.6 Steam Purchase Agreement, dated as of November 15, 1988, between Cogentrix of Rocky Mount, Inc. and Abbott Laboratories, as amended (Rocky Mount Facility) (10.20). (*)(2)

            10.7 Steam Purchase Agreement, dated as of May 18, 1990, between Cogentrix of Richmond, Inc. and E.I. du Pont de Nemours and Company, as amended (Richmond Facility) (10.22). (*)(2)

            10.8 Coal Sales Agreement, dated as of December 15, 1986, among AgipCoal Sales USA, Inc. (formerly named Enoxy Coal Sales, Inc.), AgipCoal USA, Inc. (formerly named Enoxy Coal, Inc.) and Cogentrix Virginia Leasing Corporation (Portsmouth Facility) (10.27). (*)(2)

            10.8(a) First Amendment to Coal Sales Agreement, dated September 29, 1995, by and between Arch Coal Sales Company, Inc., and Cogentrix Virginia Leasing Corporation (Portsmouth Facility) (10.1). (6)

            10.8(b) Second Amendment, dated as of April 20, 1999, to Coal Sales Agreement, dated as of December 15, 1986, by and between Cogentrix Virginia Leasing Corporation and Arch Coal Sales Company. (10.1) (*) (25)

            10.9 Coal Sales Agreement, dated as of October 1, 1989, among AgipCoal Sales USA, Inc., Laurel Creek Co., Inc. and Cogentrix of Rocky Mount, Inc., as amended (Rocky Mount Facility) (10.28). (*)(2)

            10.10 Coal Sales Agreement, dated as of February 15, 1990, among Electric Fuels Corporation, Kentucky May Coal Company, Inc. and Cogentrix of Richmond, Inc., as amended (Richmond Facility, Unit I) (10.31). (*)(2)

            10.10(a) Fourth Amendment to Coal Sales Agreement, dated as of July 1, 1998, among Electric Fuels Corporation, Kentucky May Coal Company, Inc. and Cogentrix of Richmond, Inc. (10.10(a)). (*)(22)

            10.11 Coal Sales Agreement, dated as of January 1, 1990, between Coastal Coal Sales, Inc., and Cogentrix of Richmond, Inc., as amended (Richmond Facility, Unit II) (10.32). (*)(2)

            10.12 Railroad Transportation Contract, dated as of December 22, 1986, between Cogentrix Virginia Leasing Corporation, and Norfolk Southern Railway Company, as amended (Portsmouth Facility) (10.39). (*)(2)

            10.13 Barge Transportation Contract, dated as of December 23, 1986, between Cogentrix Virginia Leasing Corporation and McAllister Brothers, Inc., as amended (Portsmouth Facility) (10.40). (1)

            10.14 Railroad Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc., as amended (Rocky Mount Facility) (10.41). (*)(2)

            10.14(a) Fourth Amendment, dated as of August 23, 1995, to the Railroad Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.41(a)).
                        (5)

            10.14(b) Fifth Amendment, dated as of January 1, 1996, to the Railroad Transportation Contract, dated as of September 26, 1989, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.41(b)).
                        (8)

            10.14(c) Amendment No. 6 to Contract CSXT-C-03951, dated as of January 1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.9). (9)

            10.14(d) Amendment No. 7 to Contract CSXT-C-03951, dated as of July 1, 1997, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.47(d)). (10)

            10.14(e) Amendment No. 8 to Contract CSXT-C-03951, dated as of January 1, 1999, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility). (10.14(e)) (22)

            10.14(f) Amendment No. 9 to Contract CSXT-C-03951, dated as of January 1, 2001, between Cogentrix of Rocky Mount, Inc. and CSX Transportation, Inc. (Rocky Mount Facility) (10.14(f)). (31)

            10.15 Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc., as amended (Richmond Facility, Unit I) (10.42). (*)(2)

            10.15(a) Third Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit I) (10.4). (4)

            10.16 Railroad Transportation Contract, dated as of March 1, 1990, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc., as amended (Richmond Facility, Unit II) (10.43). (*)(2)

            10.16(a) Fourth Amendment to Railroad Transportation Contract, filed with the ICC on December 13, 1994, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit II) (10.5). (4)

            10.16(b) Fifth Amendment to Railroad Transportation Contract, effective as of November 16, 1995, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility, Unit II) (10.43(b)). (*)(8)

            10.16(c) Amendment No. 6 to Railroad Transportation Contract, effective on June 9, 1998, between Cogentrix of Richmond, Inc. and CSX Transportation, Inc. (Richmond Facility). (*)(14)

            10.17 Third Amended and Restated Loan Agreement, dated as of December 22, 1997, among Cogentrix Virginia Leasing Corporation, the lenders party thereto and Credit Lyonnais, as the Agent, Issuing Bank and a Lender (Portsmouth Facility) (10.54). (11)

            10.17(a) Amendment No 1 to the Third Amended and Restated Loan Agreement dated December 22, 1997 between Cogentrix Virginia Leasing Company and several banks and other financial institutions. (10.2) (25)

            10.18 Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.52). (1)

            10.18(a) First Amendment, dated as of March 31, 1996, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.4). (7)

            10.18(b) Second Amendment, dated as of May 31, 1996, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.48(b)). (8)

            10.18(c) Third Amendment, dated as of December 1, 1997, to the Amended and Restated Construction and Term Loan Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc, the Tranche B Lenders party thereto, and The Prudential Insurance Company of America, as Credit Facility Agent (Rocky Mount Facility) (10.55(c)). (11)

            10.20 Amended and Restated Reimbursement and Loan Agreement, dated as of June 28, 2000, by and among Cogentrix of Richmond, Inc. and BNP Paribas (Richmond Facility) (10.1). (29)

            10.21 Indenture of Trust, dated as of December 1, 1990, between the Industrial Development Authority of the City of Richmond, Virginia and Sovran Bank, N.A., as Trustee, including First and Second Supplemental Indentures of Trust (Richmond Facility) (10.56). (1)

            10.22 Sale Agreement, dated as of December 1, 1990, between the Industrial Development Authority of the City of Richmond, Virginia and Cogentrix of Richmond, Inc., including First and Second Supplemental Sale Agreements (Richmond Facility) (10.57). (1)

            10.23 Third Amended and Restated Security Deposit Agreement, dated as of December 22, 1997, among Cogentrix Virginia Leasing Corporation, Credit Lyonnais, as Agent and Issuing Bank, and First Union National Bank, as Security Agent (Portsmouth Facility) (10.68). (11)

            10.24 Amended and Restated Security Deposit Agreement, dated as of December 1, 1993, among Cogentrix of Rocky Mount, Inc., The Prudential Insurance Company of America, as Credit Facility Agent and First Union National Bank of North Carolina, as Security Agent (Rocky Mount Facility) (10.65). (1)

            10.25 Amended and Restated Security Deposit Agreement, dated as of June 28, 2000, among Cogentrix of Richmond, Inc., BNP Paribas, as Agent, and First Union National Bank, as Security Agent and Securities Intermediary (Richmond Facility) (10.2). (29)

            10.26 Third Amended and Restated Pledge Agreement, dated as of December 22, 1997, made by Cogentrix, Inc., as Pledgor, and Credit Lyonnais, as Agent (Portsmouth Facility) (10.79). (11)

            10.27 Ground Lease and Easement, dated as of December 15, 1986, between Virginia Chemicals, Inc., as Lessor and Cogentrix Virginia Leasing Corporation, as Lessee (Portsmouth Facility) (10.94). (1)

            10.28 Ground Lease, dated as of December 13, 1990, between Cogentrix of Richmond, Inc., as Lessee, and E.I. du Pont de Nemours and Company, as Lessor (Richmond Facility) (10.95). (1)

            10.29 Amended and Restated Land Lease Agreement, dated as of February 18, 1988, among Arrowpoint Associates Limited Partnership, as Landlord, and Cogentrix, Inc., CI Properties, Inc. and Equipment Leasing Partners, as Tenant, as amended (assigned to and assumed by Equipment Leasing Partners, with Cogentrix, Inc., as guarantor) (Corporate Headquarters) (10.96). (1)

            10.30 Amended and Restated Lease Agreement, dated as of April 30, 1993, among Equipment Leasing Partners, as Landlord, Cogentrix, Inc., as Tenant, and CI Properties, Inc., as amended (Corporate Headquarters) (10.97). (1)

            10.31 Letter Agreement, dated May 25, 1989, among Cogentrix, Inc., Cogentrix of Richmond, Inc. (formerly named Cogentrix of Petersburg, Inc.), and WV Hydro, Inc., as amended (Richmond Facility) (10.98). (1)

            10.32 Amended and Restated Guarantee, dated as of October 29, 1998, made by Cogentrix Delaware Holdings, Inc., the Guarantor, in favor of the Borrower Creditors. (10.130)
                        (14)

            10.32(a) Third Amended and Restated Guarantee, dated as of September 14, 2000, made by Cogentrix Delaware Holdings, Inc., the Guarantor, in favor of the Borrower Creditors (10.47). (30)

            10.33 Amended and Restated Limited Partnership Agreement, dated as of June 30, 1995, among LSP-Cottage Grove, Inc., Granite Power Partners, L.P., and TPC Cottage Grove, Inc. (17)

            10.33(a)    Amendment #1 to the Cottage Grove Partnership Agreement.
                        (18)

            10.33(b) Consent, Waiver and Amendment No. 2, dated March 20, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. (20)

            10.33(c) Third Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Cottage Grove, L.P. (23)

            10.34 Amended and Restated Partnership Agreement, dated as of June 30, 1995, among LSP-Whitewater I, Inc., Granite Power Partners, L.P. and TPC Whitewater, Inc. (17)

            10.34(a) Consent, Waiver and Amendment No. 1, dated March 20, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership. (20)

            10.34(b) Second Amendment, dated December 11, 1998, to the Amended and Restated Limited Partnership Agreement of LSP-Whitewater Limited Partnership. (23)

            10.35 Power Purchase Agreement, dated as of May 9, 1994, between Northern States Power Company and LSP-Cottage Grove, L.P. (17)

            10.36 Power Purchase Agreement, dated as of December 21, 1993, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (17)

            10.36(a) Amendment to Power Purchase Agreement, dated as of February 10, 1994, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (17)

            10.36(b) Second Amendment to Power Purchase Agreement, dated as of October 5, 1994, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (17)

            10.36(c) Third Amendment to Power Purchase Agreement, dated as of May 5, 1995, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (17)

            10.36(d) Fourth Amendment to Power Purchase Agreement, dated March 18, 1997, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (19)

            10.36(e) Fifth Amendment to Power Purchase Agreement, dated February 26, 1998, between Wisconsin Electric Power Company and LSP-Whitewater Limited Partnership. (20)

            10.37 Operations and Maintenance Agreement by and between LSP-Whitewater Limited Partnership as Owner and LSP-Whitewater I, Inc. as Operator dated as of April 15, 1999. (10.1) (*) (24)

            10.38 Operations and Maintenance Agreement by and between LSP-Cottage Grove, L.P. as Owner and LSP-Cottage Grove, Inc. as Operator dated as of April 15, 1999. (10.2) (*)
                        (24)

            10.39 Steam Purchase Contract, effective as of January 1, 1999, by and between Celanese Chemical, Inc. and Cogentrix Virginia Leasing Corporation. (10.3) (*) (25)

            10.40 Steam Purchase Contract, effective as of January 1, 1999, by and between BASF Corporation and Cogentrix Virginia Leasing Corporation. (10.4) (*) (25)

            10.41 Credit Agreement, dated as of September 8, 1999, between Cogentrix Eastern America, Inc. and Dresdner Bank, AG, as administrative agent. (10.1) (26)

            10.41(a) First Amendment, dated as of December 17, 1999, to the Credit Agreement, dated as of September 8, 1999, between Cogentrix Eastern America, Inc. and Dresdner Bank, AG, as administrative agent (10.58(a)). (27)

            10.42 Pledge Agreement, dated as of September 8, 1999, between Cogentrix Delaware Holdings, Inc. and Dresdner Bank, AG, as administrative agent. (10.2) (26)

            10.43 Operations and Maintenance Agreement by and between LSP-Whitewater Limited Partnership as Owner and LSP-Whitewater I, Inc. as Operator dated as of April 15, 1999. (10.1) (*) (24)

            10.44 Operations and Maintenance Agreement by and between LSP-Cottage Grove, L.P. as Owner and LSP-Cottage Grove, Inc. as Operator dated as of April 15, 1999. (10.2) (*)
                        (24)

            10.45 Second Amendment, dated as of April 20, 1999, to Coal Sales Agreement dated as of December 15, 1986, by and between Cogentrix Virginia Leasing Corporation and Arch Coal Sales Company. (10.1) (*) (25)

            10.46 Amendment No. 1 to the Third Amended and Restated Loan Agreement dated December 22, 1997 between Cogentrix Virginia Leasing Company and several banks and other financial institutions. (10.2) (25)

            10.47 Steam Purchase Contract, effective as of January 1, 1999, by and between Celanese Chemical Inc. and Cogentrix Virginia Leasing Corporation (10.3). (*) (25)

            10.48 Steam Purchase Contract, effective as of January 1, 1999, by and between BASF Corporation and Cogentrix Virginia Leasing Corporation. (10.4) (*) (25)

            10.49 Pledge Agreement, dated as of September 8, 1999 between Cogentrix Delaware Holdings, Inc. and Dresdner Bank, AG as administrative agent. (10.2) (26)

            10.50 Pledge Agreement, dated as of September 8, 1999 between Cogentrix Delaware Holdings, Inc. and Dresdner Bank, AG as administrative agent. (10.8) (26)

            10.51 Second Amended and Restated Guarantee, dated as of March 3, 2000, made by Cogentrix Delaware Holdings, Inc., the Guarantor, in favor of the Borrower Creditor. (10.49a)
                        (27)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter covered by this report.

         (*) Certain portions of this exhibit have been omitted pursuant to previously approved requests for confidential treatment.

         (1) Incorporated by reference to Registration Statement on Form S-1 (File No. 33-74254) filed January 19, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (2) Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (File No. 33-74254) filed March 7, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (3) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1994. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (4) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed February 14, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (5) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 28, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (6) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 14, 1995. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (7) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 3, 1996. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (8) Incorporated by reference to the Form 10-K (File No. 33-74254) filed October 10, 1996. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (9) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed February 14, 1997. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (10) Incorporated by reference to the Form 10-K (File No. 33-74254) filed September 29, 1997. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (11) Incorporated by reference to the Form 10-K (File No. 33-74254) filed March 30, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (12) Incorporated by reference to the Form 8-K (File No. 33-74254) filed April 6, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (13) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 15, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (14) Incorporated by reference to the Registration Statement on Form S-4 (File No. 33-67171) filed November 12, 1998. The number designating the exhibit on the exhibit index to such previously file report is enclosed in parentheses at the end of the description of the exhibit above.

         (15) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 (File No. 33-67171) filed January 27, 1999. The number designating the exhibit on the exhibit index to such previously file report is enclosed in parentheses at the end of the description of the exhibit above.

         (16) Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-4 (File No. 33-67171) filed March 15, 1999. The number designating the exhibit on the exhibit index to such previously file report is enclosed in parentheses at the end of the description of the exhibit above.

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

         (21) Incorporated by reference to the Form 8-K (File No. 33-74254) filed November 4, 1998. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (22) Incorporated by reference to the Form 10-K (File No. 33-74254) filed March 31, 1999. The number designating the exhibit on the exhibit index to such previously-filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (23) Incorporated by reference to the Form 10-K (File No. 33-95928) filed March 31, 1999 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership.

         (24) Incorporated by reference to the Form 10-Q (File No. 33-45928) filed May 17, 1999 by LS Power Funding Corporation, LSP-Cottage Grove, L.P. and LSP-Whitewater Limited Partnership. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (25) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed August 16, 1999. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (26) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed November 15, 1999. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (27) Incorporated by reference to the Form 10-K (File No. 33-74254) filed by Cogentrix Energy, Inc. on March 30, 2000. The number designating the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (28) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed May 15, 2000. The number designating the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (29) Incorporated by reference to the Form 10-Q (File No. 33-74254) filed August 14, 2000. The number designating the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (30) Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-48448) filed by Cogentrix Energy, Inc., on October 23, 2000. The number designating the exhibit on the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

         (31) Incorporated by reference to the Form 10-K (File No. 33-74254) filed by Cogentrix Energy, Inc. on April 2, 2001. The number designating the exhibit index to such previously filed report is enclosed in parentheses at the end of the description of the exhibit above.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COGENTRIX DELAWARE HOLDINGS, INC.
                                                     (Registrant)


Date:    March 30, 2001                      By:   /s/  THOMAS F. SCHWARTZ
                                                   -----------------------
                                                    Thomas F. Schwartz
                                                    President and Director
                                                    (Principal Executive and
                                                    Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


Signature                                Title                    Date
- ---------                                -----                    ----

/s/ THOMAS F. SCHWARTZ       President and Director          March 30, 2001
- -------------------------
Thomas F. Schwartz


/s/   JOHN W. O'CONNOR       Vice President and Director     March 30, 2001
- -------------------------
John W. O'Connor


/s/   DAVID P. FONTELLO      Director                        March 30, 2001
- -------------------------
David P. Fontello